Form 10QSB
period 1997-03-31
OTC AMERICA INC /CO/
filed 1998-08-26
CIK 803265

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                   Washington D.C.  20549

                                      FORM 10-QSB

                          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  March 31, 1997             Commission File Number 0-15992



                                   OTC AMERICA, INC.
                   (Exact name of registrant as specified in its charter)


       COLORADO                                     84-1031311
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


   1582 South Parker Road, Suite 203  Denver, Colorado              80231
       (Address of principal executive offices)                  (Zip code)

                                  (303) 750-3111
                   (Registrant's telephone number, including area code)

                  Suite 400, 1780 S. Bellaire Street, Denver, CO 80222 (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock,  $.0001 par value                        48,489,294
          Class                   Number of shares outstanding at March 31, 1998


                          This document is comprised of 9 pages.

FORM 10-QSB
3RD QUARTER





                                          INDEX
                                                                         Page

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements *

     Condensed balance sheet as of
      March 31, 1997 (Unaudited)                                            3

     Condensed statements of operations -
      Three and nine months ended March 31,
      1997 and  1996 (Unaudited)                                            4

     Condensed statements of cash flows -
      Nine months ended March 31, 1997
      and 1996 (Unaudited)                                                  5

     Notes to condensed financial
      statements (Unaudited)                                                6

     Item 2.  Plan of operation                                             7


PART II - OTHER INFORMATION                                                 8

     Item 1.  Legal Proceedings
     Item 2.  Changes In Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters To A Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

     Signatures                                                            9




     * The accompanying financial statements are not covered by an independent Certified Public Accountant's report.


Part I.  Item 1.  Financial information

                                      OTC AMERICA, INC.

                                    Condensed Balance Sheet

                                        March 31, 1997

                                            ASSETS

                                              TOTAL ASSETS    $     -

                                                         ===================

                            LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES
   Accounts payable                                           $5,518
                                                          ___________________
                                         TOTAL LIABILITIES     5,518
                                                          ___________________

SHAREHOLDERS' EQUITY
   Common stock                                                4,849
   Additional paid-in capital                                481,946
   Retained deficit                                         (487,809)
   Current loss                                               (4,504)
                                                          ___________________
                            TOTAL SHAREHOLDERS' DEFICIT      $(5,518)
                                                          ___________________

                                                             $   -
                                                          ===================



                  See accompanying notes to condensed financial statements



                                    OTC AMERICA, INC.

                             Condensed Statements of Operations


                                    Three months ended        Nine months ended
                                          March 31                 March 31
                                    1997           1996       1997          1996
Revenue                           $  -           $  -       $  -          $   -

Costs and Expenses                $4,504         $349       $4,504        $349

Income Taxes                      $  -           $  -       $  -          $   -
                                  _________     ________     ________     ______

Net Income (Loss)                $(4,504)       $(349)     $(4,504)      $(349)
                                  =========    ========     =======      =======




                        See accompanying notes to condensed financial statements


                                      OTC AMERICA, INC.

                           Condensed Statements of Cash Flows


                                                         Nine Months Ended
                                                             March 31,
                                                        1997          1996
NET CASH (USED IN) OPERATING ACTIVITIES                $  -          $    -

NET CASH PROVIDED BY INVESTING ACTIVITIES              $  -          $    -

NET CASH PROVIDED BY FINANCING ACTIVITIES              $  -          $    -
                                                    ___________    ____________

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                         $  -          $    -

Cash and cash equivalents,
   beginning of year                                   $  -          $    -
                                                    ___________    _____________

CASH AND CASH EQUIVALENTS, END OF YEAR                 $  -          $    -
                                                    ===========    =============




                    See accompanying notes to condensed financial statements



                                     OTC AMERICA, INC.

                           NOTES TO CONDENSED FINANCIAL STATEMENTS
                                        (Unaudited)

                                       March 31, 1997


Note A:  Basis of presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report dated June 30, 1997 and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.


Note B:  Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". Income tax benefits due to net operating losses for the periods ended March 31, 1997 and 1996 were $676 and $52, offset by an increase to the valuation allowance of $676 and $52, resulting in a net deferred tax asset balance of $-0-.

Note C:  Sale of Former Officers' Common Stock

On June 11, 1997, the Company's sole officer and director, L. Thomas Tarantelli ("Tarantelli"), entered into an agreement ("option contract") with Downeast SonRise, Inc. ("Downeast"), giving Downeast the option to purchase Mr. Tarantelli's 6,705,137 shares of the registrant's common stock. On September 26, 1997 Downeast sold the option contract to Wathne Pierce & Associates,
Inc. ("Wathne"), for $1. Once obtaining the option contract from Downeast, Wathne sold the option contract to Mr. Randy Phillips for $100,000. On
October 31, 1997 Tarantelli appointed Phillips as a director and Chief Executive Officer of the Company and resigned as a director and officer. On November 11, 1997 Mr. Phillips acquired the 6,705,137 shares, representing 13.8% of the Registrants's outstanding common stock, from Mr. Tarantelli for $50,000. As of October 31, 1997, Mr. Phillips is the sole director and officer of the registrant.


Part I.  Item 2.     Plan of operation


                                    OTC AMERICA, INC.



PLAN OF OPERATION

The plan of the Company's management, for the next twelve months, is to focus on acquiring an operating entity. The sole officer and director has been seeking possible merger candidates and expects to consummate a transaction in the near future. Management anticipates utilizing additional equity financing and short-term working capital advances in its acquisition endeavors.

RESULTS OF OPERATIONS

No operations were conducted during the most recent quarter. Since February 1989, the Company has been an inactive shell company. Any expenses incurred since 1989 have been related to legal, accounting and stock transfer agent fees in order to provide stock transfer services to current shareholders and to comply with reporting as required by the Securities Exchange Act of 1934.

FINANCIAL CONDITION

As of March 31, 1997 the Company had $5,518 of current liabilities related to accounting and stock transfer agent fees, of which $2,500 of these fees were subsequently paid on behalf of the Company and due to the sole officer and director.

PART II - OTHER INFORMATION

Items 1 Through 5 - No response required.

Item 6 -  Exhibits and reports on Form 8-K.

     (a)  Exhibits

          27*  Financial Data Schedule.

     (b)  Reports on Form 8-K were filed on:

          November 11, 1997


                                        SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the nine months ended March 31, 1997 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             OTC AMERICA, INC.
                                             (Registrant)
DATE:   August 26, 1998                      BY:/s/ Randy Phillips
                                                ________________________
                                                Randy Phillips
                                                President