Form 10KSB
period 1997-06-30
OTC AMERICA INC /CO/
filed 1998-08-26
CIK 803265

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT
        OF 1934

For the fiscal year ended June 30, 1997    Commission file number:  0-15992

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE
         ACT OF 1934

                                OTC AMERICA, INC.
                    (Name of small business issuer in its charter)

                                    COLORADO
           (State or Other Jurisdiction of Incorporation or Organization)

                                   84-1031311
                       (I.R.S. Employer Identification No.)

1582 South Parker Road, Suite 203 Denver, Colorado            80231
(Address of Principal Executive Office)                   (Zip Code)

Issuer's telephone number:  (303) 750-3111

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment.  [   ]

State issuer's revenues for its most recent fiscal year:     $-0-

The aggregate market value of the voting stock held by non-affiliates (41,784,157 shares of $.0001 par value Common Stock) was $1,253,525 as of June 30, 1997. The stock price for computation purposes was $.03, based on the closing sale price for the Registrant's Common Stock on NASDAQ Bulletin Board on June 30, 1997. This value is not intended to be a representation as to the
value or worth of the Registrant's shares of Common Stock.   The number of
shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of the latest practicable date, June 30, 1997, was 48,489,294 shares.
OTC AMERICA, INC.

INDEX TO ANNUAL REPORT
ON FORM 10-KSB

Page

PART I

     Item 1.     DESCRIPTION OF BUSINESS                           3

     Item 2.     DESCRIPTION OF PROPERTIES                         7

     Item 3.     LEGAL PROCEEDINGS                                 7

     Item 4.     SUBMISSION OF MATTERS TO A
                 VOTE OF SECURITY HOLDER                           7

PART II

     Item 5.      MARKET FOR THE COMPANY'S
                  COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS                             7

     Item 6.      MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OR PLAN OF OPERATION                   8

     Item 7.      FINANCIAL STATEMENTS                            8

     Item 8.      CHANGES IN AND DISAGREEMENTS
                  WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE                        8

PART III

     Item 9.      DIRECTORS, EXECUTIVE OFFICERS,
                  PROMOTERS AND CONTROL PERSONS
                  - COMPLIANCE WITH SECTION 16(a)
                  OF THE EXCHANGE ACT                             9

     Item 10.     EXECUTIVE COMPENSATION                         10

     Item 11.     SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND
                  MANAGEMENT                                     10

     Item 12.     CERTAIN RELATIONSHIPS AND
                  RELATED TRANSACTIONS                           11

     Item 13.     EXHIBITS AND REPORTS ON FORM 8-K               12

PART I

     The matters addressed in this report on Form 10-KSB, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Certain Factors That May Affect Future Results" in the Business section (Item
1) and elsewhere in this report.

Item 1.  DESCRIPTION OF BUSINESS

     (a)     General Development of Business

     OTC America, Inc. (the "Company" or the "Registrant"), is a Colorado corporation. The principal business address is 1582 South Parker Road, Suite 203 Denver, Colorado 80231. Its phone number is (303) 750-3111.

     The Company was originally incorporated under the laws of the State of Colorado on June 13, 1986 for the primary purpose of providing management and business consulting services to start-up and development stage entities. In November, 1987, the Company acquired used printing equipment and started a printing business under the name American Printing. In February 1989, the Company discontinued all operations, recorded a net gain on disposal of those operations totaling $18,371, and became an inactive shell company. The Company has had no operations since 1989.

     On November 11, 1997, the Company's sole director acquired 6,705,137 of the Company's common shares, approximately 13.8% of the Company's outstanding shares from its former director. In connection with the Letter Agreement, L. Thomas Tarantelli ("Tarantelli") appointed Randy Phillips ("Phillips") as a director and Chief Executive Officer of the Company and resigned as a director and officer. As of November 11, 1997, Phillips is the sole director and officer of the registrant.


     (b)     Narrative Description of the Business

     General

     The Company current operations consist solely of seeking merger candidates.

     Present Business

     Registrant believes that the management of a suitable target company entering a merger transaction with registrant will benefit by eliminating certain costs and uncertainties which registrant believes are associated with conducting an Initial Public Offering through an underwriter.

     Management believes the Registrant will offer owners of potential merger or acquisition candidates the opportunity to acquire a controlling interest in a public company at substantially less cost than is required to conduct an initial public offering. The target company may, however, incur significant post merger registration costs in the event target company shareholders wish to offer a portion of their shares for subsequent sale in a secondary public offering.

     Registrant also believes target company shareholders may benefit in obtaining a greater ownership percentage in the Registrant remaining after a merger or acquisition than may be the case in the event a target company offered its shares directly for sale to the public. Nevertheless, Management of the Registrant has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for target company shareholders.

     Further, while target company shareholders will receive "restricted securities" in any merger or acquisition transaction, those restricted securities will represent, if a trading market again develops for the Registrant's Common Stock, ownership in a "publicly traded" as opposed to a "privately held" company. Registrant believes that shares in a publicly traded company can carry an increased value, are more liquid and are in some instances may be accepted by sellers as payment for additional assets or businesses that Registrant may wish to acquire.

     Plan of Operation

     Management contemplates that the Registrant will seek to merge with or acquire a target company with either assets or earnings, or both, and that preliminary evaluations undertaken by an affiliate of the Registrant may assist in identifying possible target companies. The Registrant has not established a specific level of earnings or assets below which Registrant would not consider a merger or acquisition with a target company. Moreover, management may identify a target company which has in the past, is now, or which may in the future generate losses or experience balance sheet weakness. A material adverse effect on the price of the Registrant's Common Stock could result from a merger transaction between the Registrant and a company that possesses less than ideal financial characteristics; however, there is no assurance that Registrant will not consummate a merger with a financially challenged or troubled company.

     Plan of Acquisition

     Registrant plans to continue to follow a systematic approach to identify its most suitable candidate. First management plans to identify any number of preliminary prospects which may be brought to the attention of management through present associations. Management will apply certain of its broad criteria to the prospects to determine whether or not the prospects are in an industry and/or geographic location that appears promising and whether or not the prospects themselves have potential at their location within their own industry. During this initial screening process, management will ask and receive answers to questions framed to provide appropriate threshold information, depending upon the nature of the prospect's business. Such evaluation is not expected to be an in-depth analysis of the target company's operations, although it will encompass a look at most, if not all, of the same areas to be examined once one or more target companies are selected for in-depth review. For instance, at this stage, management may look at a prospect's unaudited balance sheet. Once a prospect is selected for an in-depth review, management may review the prospect's audited financial statements, if any. Nevertheless, management anticipates this evaluation will entail a broad overview of the business of the target company and should allow a large percentage of preliminary prospects to be eliminated from further consideration.

     Negotiations with target company management will be expected to focus on the percentage of the Company, as computed following a merger or acquisition, which target company shareholders would receive for their share holdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Registrant's shareholders will in all likelihood hold a substantially smaller ownership interest in the Registrant following any merger or acquisition. The percentage ownership of Registrant's existing shareholders may be subject to very significant reduction in the event the Registrant acquires a target company with substantial assets. Any merger or acquisition effected by the Registrant can be expected to have a large dilutive effect on the percentage of shares held by the Registrant's shareholders.

     Current management would clearly not control the surviving company following such a dilution and would not be in a position to demand an active participation and therefore would not participate unless invited to do so. Management of Registrant does not intend to force an active participation in the affairs of the acquired company. Management will evaluate any opportunity offered such that the merger may be completed. Management will, in all likelihood, be requested to relinquish any voting control it may exercise prior to a merger to the present management of the business which is acquired.

     Management cannot commit at this time as to whether a shareholder will have the right to vote to complete the merger or acquisition as the nature of the transaction, and the needs of the candidate will dictate the legal requirement of the transaction. If a shareholder vote is required, it will be subject to Proxy Rules promulgated by the SEC. Management has in the past fully complied with SEC rules and it is the present intention of management to do so in the future. Management will make all reports, if any, filed with federal and state authorities available to its shareholders upon reasonable request.

     In connection with the acquisition by Registrant of a private business, Registrant may not obtain an independent appraisal of the value of the acquired business. Such omission by Registrant could result in over valuation or other related errors which then could adversely effect the quantity and terms of any shares issued and/or other consideration paid by Registrant for the private business. It is possible that an existing shareholder's future share value would be adversely effected by factors including but not limited to excess dilution, and lack of market for shares.

     Registrant is authorized to issue 20,000,000 Preferred Shares and 150,000,000 Common Shares. On July 31, 1998 Registrant had outstanding no Preferred Shares and 48,489,294 Common Shares. Management believes that Registrant has adequate authorized shares which the directors may consider for issuance for services or to acquire a private business. At such time as the Company considers a proposal to a acquire a private business, it will be able to make available a large percentage of the Company for control by the owners of the private company acquired.

     Management may use its shares as compensation for services rendered to it by its management, directors, insiders, affiliates or others.

     Competition

     The Registrant is and will remain an insignificant participant among the firms which engage in mergers with and acquisitions of privately financed entities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Registrant. The combined financial resources and management availability of Registrant and Registrant's affiliate are limited and therefore the Registrant may experience certain competitive disadvantages compared to Registrant's competitors. There is no assurance that such disadvantages, if experienced, will not prevent or substantially delay Registrant in achieving a merger or acquisition.

     Regulation and Taxation

     The Registrant could be subject to regulation under the Investment Company Act of 1940 in the event the Registrant obtains and continues to hold a minority interest in a number of entities. However, management intends to seek at most one or two mergers or acquisitions and management's plan of operation is based upon the Registrant obtaining a controlling interest in any merger or acquisition target company and, accordingly, the Registrant may be required to discontinue any prospective merger or acquisition of any company in-which a controlling interest will not be obtained.

     The Registrant could be required to register under the Investment Company Act of 1940 in the event the Registrant comes within the definition of an Investment Company contained in the Act due to its assets consisting principally of share holdings held in a number of subsidiaries. Management intends to seek at most one or two mergers or acquisitions, which transactions will result in Registrant holding only majority interest in subsidiaries.

     Any securities which Registrant acquires in exchange for its Common Stock will be "restricted securities" within the meaning of the Securities Act of 1 933 (the "l 933 Act"). If the Registrant elected to resell such securities, such sale could not proceed unless a registration statement had been declared effective by the Securities and Exchange Commission or an exemption from registration was available. Section 4(2) of the 1933 Act, which exempts sales of securities not involving any public offering, would in all likelihood be available since it is likely that any such sale would be a block sale to a private investor to raise additional capital. Although management's plan of operation does not contemplate resale of securities acquired, in the event such a sale were necessary, the Registrant would be required to comply with the provisions of the 1933 Act.

     The Registrant intends to structure a merger or acquisition in such a manner as to minimize federal and state tax consequences to the Registrant and the target company. In the course of any merger or acquisition the Registrant may undertake, a substantial amount of attention will be focused upon federal and state tax consequences to both the Registrant and the 'Target" company. Presently, under the provisions of federal and various state tax laws, a qualified reorganization between business entities will generally result in tax-free treatment to the parties of the reorganization. This generally requires the company to acquire at least 80% of the combined voting power of shares of all classes of stock in exchange for voting stock.

     While the Registrant expects to undertake any merger or acquisition so as to minimize federal and state tax consequences to both the Registrant and the target company, there is no assurance that such business combination will meet the statutory requirements of a reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non qualifying reorganization could result in the imposition of both federal and state taxes which may have a substantial adverse effect on the Registrant. Further, there is no assurance of the minimization of federal and state taxes which may have a substantial adverse effect on the Registrant.

     Further, there is no assurance federal and state tax laws may not be amended in the foreseeable future to preclude the Registrant, as well as others, from availing itself of the tax-free treatment presently afforded business entities engaged in mergers and acquisitions.

     As of this date no arrangements for merger or acquisition have been made.

     (c)     Employees

     The Company does not have any employees.

     (d)     Proprietary Information

     The Company has no proprietary information.

     (e)     Government Regulation

     The Company is not subject to any material governmental regulation or approvals.

     (f)     Research and Development

     The Company has not spent any amount in research and development activities.

     (g)     Environmental Compliance

     At the present time, the Company is not subject to any material costs for compliance with any environmental laws.

     (h)     Subsequent Event

     On November 11, 1997, Wathne Pierce & Associates ("Wathne Pierce") completed a Letter Agreement confirming the terms and conditions of an option whereby Randy Phillips ("Phillips") would acquire in exchange for $150,000, the 6,705,137 shares of common stock previously owned by Tarantelli.

     In connection with the Letter Agreement, Tarantelli appointed Phillips as a director and Chief Executive Officer of the Company and resigned as a director and officer. As of November 11, 1997, Phillips is the sole director and officer of the registrant.

Item 2.  DESCRIPTION OF PROPERTY

     For the year ended June 30, 1997, the Company's business office was located at 1 Vineyard Hill, Fairport, New York 14450.

     As of November 11, 1997, the Company's business office was moved to 1582 South Parker Road, Suite 203, Denver, Colorado 80231, for which it pays no rent. The offices are leased by the Company's sole officer and director, Randy Phillips.

Item 3.  LEGAL PROCEEDINGS

     No legal proceedings of a material nature to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature, pending or threatened, or judgments entered against any director or officer of the Company in his capacity as such.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of security holders through solicitation of proxies or otherwise during the fiscal year covered by this report.

PART II

Item 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     (a) Principal Market or Markets. The Company's stock is traded on the over-the-counter market, and is presently quoted on the NASDAQ OTC Bulletin Board. The following table sets forth the high and low bid prices of the Common Stock during the six months ended June 30, 1997 on the NASDAQ OTC Bulletin Board. Management has not been able to determine prices prior to 1997. The prices are believed to be representative interdealer quotations, without detail mark-up, mark-down or commissions, and may not represent prices at which actual transactions occurred.

                                            Bid

Quarter Ended                        High         Low
September 30, 1995                   -            -
December 30, 1995                    -            -
March 31, 1996                       -            -
June 30, 1996                        -            -
September 30, 1996                   -            -
December 31, 1996                    -            -
March 31, 1997                      .03          .01
June 30, 1997                       .03          .01


     (b) Approximate Number of Holders of Common Stock. The number of holders of record of the Company's Common Stock at June 30, 1997, was approximately 498.

     (c) Dividends. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock were paid by the Company during the periods reported herein nor does the Company anticipate paying dividends in the foreseeable future.


Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following summarizes the Company's results of operations and financial conditions, and should be read in conjunction with the financial statements:

     (a)     Liquidity and Capital Resources

     As of the end of the reporting period, the Company had no cash or cash equivalents. There was no significant change in working capital during this fiscal year. Management feels that the working capital position of the Company may improve with the acquisition or merger with an operating company.

     (b)     Results of Operations

     No operations were conducted during the two years ended June 30, 1997 and since 1989 the Company has been inactive. Any expenses incurred since 1989 have been related to legal, accounting and stock transfer agent fees in order to provide stock transfer services to current shareholders and to comply with reporting as required by the Securities Exchange Act of 1934.

     (c)     Plan of Operation

     The plan of the Company's management, for the next twelve months, is to focus on acquiring an operating entity. The sole officer and director has been seeking possible merger candidates and expects to consummate a transaction in the foreseeable future. Management anticipates utilizing additional equity financing and short-term working capital advances in its acquisition endeavors.

Item 7.  FINANCIAL STATEMENTS

     The report of the independent auditors on the financial statements appears at Page F-2 and the financial statements and their accompanying footnotes appear at Pages F-3 through F-10 hereof. These financial statements and related financial information required to be filed hereunder are incorporated herein by reference.

Item 8.    DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE

     The Company did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.


PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     (a) Directors and Executive Officers. The names and ages of the Directors and executive officers of the Company are as follows:

Name                   Age       Position                      Since

L. Thomas Tarantelli          President, CEO and
                              sole officer and director  December 17, 1990 **

Randy Phillips                President, CEO and
                              sole officer and director  November 11,  1997

  ** Tarantelli resigned concurrent with the appointment of Phillips.

     The Directors serve until the next annual meeting of shareholders, and until their successors are elected and qualified.

     The following sets forth information concerning the principal occupations and business experience of the current sole Officer and Director of the
Company:


Randy Phillips

From 1992 to 1994, Mr. Phillips served as Director of Trading for an offshore hedge fund. In 1994 Mr. Phillips started his own private investment firm, specializing in mergers and acquisitions, which he is currently the sole owner and manager.


     (b) Section 16(a) Beneficial Ownership Reporting Compliance. L. Thomas Tarantelli, failed to timely file Forms 3 with the Securities Exchange Commission, as required by Section 16(a).

             The Company is aware of no other delinquent filings.

Item 10.  EXECUTIVE COMPENSATION

     No officers or directors have been compensated during the fiscal year ended June 30, 1997. The Company has no retirement, pension, profit sharing, insurance or other similar programs.

     The Company has agreed to reimburse its president for his expenses and intends to reward him on a performance basis at such time as the acquisition of an operating company or business is completed. It is likely both the reimbursement and performance award will be in the form of stock grants.

     No Directors fees were paid during the year ended June 30, 1997.

     Stock Option Plan

          Effective July 1, 1986, the Company adopted an Incentive Stock Option Plan ("the Plan") and reserved a total of 5,000,000 common shares for issuance pursuant to the Plan. The Plan, designed as an incentive for key employees, is administered by the Board of Directors, which, in its sole discretion, selects optionees and determines the number of shares subject to each option. The Plan provides that no option may be granted at an exercise price less than the fair market value of the common shares on the date of grant. Fair market value is determined by calculation of an average of the highest and lowest sale prices of the common shares, as reported by a reporting service the Board may select. The Board is also empowered to determine fair market value in such other manner as is deemed equitable for purposes of the Plan. Unless the Board determines otherwise, options granted under the Plan will expire five years from the date of grant and may not be exercised during the initial one-year period from date of grant. Thereafter, options may be exercised in whole or in part, depending on the terms of the particular option. To date, no options have been granted under the Plan.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The registrant's securities are recorded on the books of its transfer agent in registered form. A substantial portion of the shares are, however, registered in the name of intermediaries such as brokerage houses and clearing houses on behalf of their respective clients. Management does not have knowledge of the beneficial owners thereof.

     The following table sets forth information regarding beneficial ownership as of June 30, 1997 of the Company's common stock by any person who is known by the Company to be the beneficial owner of more than five (5%) percent of the Company's voting securities, and by each Director of the Registrant, and by officers and Directors of the Registrant as a group. Although authorized for Preferred Shares, the Company has issued only Common Stock. As of June 30, 1997 there were 48,489,294 common shares issued and outstanding. On November 11, 1997 L. Thomas Tarantelli, the companies former sole director sold all of his shares to the Company's sole current officer and director, Randy Phillips.

     All ownership is beneficial and on record and all beneficial owners listed below have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

Name and Address                   Number of Shares      Percentage of Class

Randy Phillips                     6,705,137              13.8%
1582 S. Parker Road, Ste. 203
Denver, CO 80231

All Officers and Directors
as a Group (1 person)              6,705,137              13.8%


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Change in Management Control of Company

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

     During the last fiscal year, the Company's business office was located at 1 Vineyard Hill. Fairport, New York 14450, the office of L. Thomas Tarantelli, its former President, for which it paid no rent. During the period Mr. Tarantelli was president, he paid on behalf of the Company certain legal, accounting and stock transfer agent fees.

     After November 11, 1997, the offices were relocated to its present location, which is a facility leased by the Company's current President, Randy Phillips. Since becoming President, Mr. Phillips has paid approximately $6,800 in legal, accounting and transfer agent fees on behalf of the Company.

     Other than those mentioned above, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        The following financial information is filed as part of this report:

        1)  Financial Statements
        2)  Schedules
        3) Exhibits. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Item 601
Exhibit NO.            Description

10.A                   Articles of Incorporation


* Previously filed with the Securities and Exchange Commission.

Reports on Form 8-K

     (b)     Reports on Form 8-K filed during the fourth quarter of 1997
             -  None.

             Reference is made to the Company's current reports on Form 8-K:

                   Date             Item Disclosed

                   11/11/97         Changes in Control of Registrant.


                             OTC AMERICA, INC.


                      Index to Financial Statements

                                                           Page

Independent Auditors' Report                               F-2

Balance Sheet, June 30, 1997                               F-3

Statement of Operations, for the years ended
    June 30, 1996 and 1997                                 F-4

Statement of Shareholders' Equity, for the years ended
   June 30, 1996 and 1997                                  F-5

Statement of Cash Flows, for the years ended
   June 30, 1996 and 1997                                  F-6

Summary of Significant Accounting Policies                 F-7

Notes to Financial Statements                              F-8






To the Board of Directors and Shareholders
OTC America, Inc.

                          Independent Auditors' Report

We have audited the balance sheet of OTC America, Inc. as of June 30, 1997 and the related statements of operations, shareholders' equity and cash flows for the years ended June 30, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OTC America, Inc., as of June 30, 1997, and the results of its operations and its cash flows for the years ended June 30, 1996 and 1997 in conformity with generally accepted accounting principles,





Cordovano and Harvey, P.C.
Denver, Colorado
February 14, 1998




                           OTC AMERICA, INC.

                             Balance Sheet
                             June 30, 1997

                                ASSETS

                                        TOTAL ASSETS  $  -
                                                      =============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                 $3,018
   Accrued liabilities                                 2,500
                                                    ___________

                                TOTAL LIABILITIES     $5,518
                                                    ___________

SHAREHOLDERS' EQUITY
   Preferred stock, no par value, 20,000,000
     shares authorized, -0- issued and
     outstanding                                         -
  Common stock, $.0001 par value, 150,000,000
     shares authorized, 48,489,294 issued and
     outstanding                                       4,849
  Additional paid-in capital                         481,946
  Retained deficit                                  (492,313)
                                                   _____________
           TOTAL SHAREHOLDERS' EQUITY (DEFICIT)       (5,518)
                                                   _____________

                                                    $    -
                                                   =============






      See accompanying summary of significant accounting policies and notes to financial statements.

                              OTC AMERICA, INC.

                         Statements of Operations

                                                        Years Ended
                                                          June 30,
                                                     1997           1996

COSTS AND EXPENSES
     General and administrative                     $4,504          $349

                 LOSS BEFORE INCOME TAXES           (4,504)         (349)
                                                   _________      _________

INCOME TAXES (Note B)
     Current tax benefit                               676            52
     Deferred tax valuation allowance                 (676)          (52)
                                                    _________     _________

                                      NET LOSS     $(4,504)      $  (349)
                                                   ==========     =========

                            NET LOSS PER SHARE     $ ( * )       $  ( * )
                                                   ==========     =========


WEIGHTED AVERAGE NUMBER OF SHARES               48,489,294    48,489,294
                                               ============= ===============


* Less than $.01 loss per share.





         See accompanying summary of significant accounting policies and notes to financial statements.

                          OTC AMERICA, INC.

                   Statement of Shareholders' Equity
                   July 1, 1995 through June 30, 1997

                    Common Stock         Additional
                                           Paid-in      Retained
                   Shares    Amount       Capital       Deficit      Total
BALANCE,
 July 1, 1995   48,489,294   $4,849      $481,946      $(487,460)    $(665)

Net loss for
 the year ended
 June 30, 1996       -          -            -              (349)     (349)
               ___________   _______     __________    __________   _________

BALANCE,
 June 30, 1996  48,489,294    4,849       481,946       (487,809)   (1,014)

Net loss for
 the year ended
 June 30, 1997       -          -            -            (4,504)   (4,504)
               ___________   _______     ___________   __________   _________

BALANCE,
 June 30, 1997  48,489,294   $4,849      $481,946      $(492,313)  $(5,518)
               ===========   =======     ===========   ==========   =========




        See accompanying summary of significant accounting policies and notes to financial statements.

                             OTC AMERICA, INC.

                           Statements of Cash Flows

                                                       Years Ended
                                                          June 30,

                                                   1997            1996
OPERATING ACTIVITIES
   Net loss                                       $(4,504)        $(349)

   Changes in current liabilities                   4,504           349
                                                 __________      _________

                         NET CASH PROVIDED BY
                         OPERATING ACTIVITIES         -              -
                                                 __________      __________

INVESTING ACTIVITIES
                         NET CASH PROVIDED BY
                         INVESTING ACTIVITIES         -              -
                                                 __________      __________

FINANCING ACTIVITIES
                         NET CASH PROVIDED BY
                         FINANCING ACTIVITIES         -              -
                                                 __________      __________

                       NET INCREASE (DECREASE)
                       IN CASH AND EQUIVALENTS        -              -
                                                 __________      __________

Cash and equivalents
 at beginning of period                               -              -
                                                ____________     __________

                    CASH AND EQUIVALENTS AT
                            END OF PERIOD        $    -           $   -
                                                ============     ==========

SUPPLEMENTARY DISCLOSURE OF CASH
 FLOW INFORMATION:
   CASH PAID DURING THE YEAR FOR:
       Interest                                  $    -           $   -
       Income taxes                              $    -           $   -




           See accompanying summary of significant accounting policies and notes to financial statements.

                               OTC AMERICA, INC.
                   Summary of Significant Accounting Policies
                                June 30,1997


Use of estimates
The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts and disclosures.
Accordingly, actual results could differ from those estimates.

Cash equivalents
For the purpose of the statement of cash flows, the company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Income Taxes
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.




                                 OTC AMERICA, INC.
                            Notes to Financial Statements
                                    June 30, 1997

Note A:   Nature of Organization
OTC America, Inc. (the "Company") was incorporated under the laws of the State of Colorado on June 13, 1986. During the year ended June 30, 1988, the Company commenced operations in the financial services, public relations and printing businesses. During the year ended June 30, 1989, the Company discontinued all operations and became an inactive shell company.


Note B:  Income taxes
A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate follows for the years ended June 30, 1997 and 1996:

                                                          June 30,
                                                     1997         1996
     U.S. federal statutory rate                    34.0%         34.0%
     State income tax rate                           5.0%          5.0%
     Net operating loss for which no tax benefit
      is currently available                       (39.0%)       (39.0%)
                                                  ________      _________
                                                       -%            -%
                                                  ========      =========


     At June 30, 1997 and 1996 deferred taxes consisted of the following:

                                                         June 30,
                                                   1997           1996
     Deferred tax assets,
      net operating loss carryforward           $156,219       $155,543
     Valuation allowance                        (156,219)      (155,543)
                                               ___________    __________
     Net deferred taxes                         $   -          $   -


The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the year ended June 30, 1997 totaled $676. Net operating loss carryforwards begin to expire in 2002.



                             OTC AMERICA, INC.
                        Notes to Financial Statements
                               June 30, 1997

Note B:  Income taxes continued
The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

The utilization of the net operating loss carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward period. In addition, utilization of these carryforwards is limited due to ownership changes as defined in the Internal Revenue Code.

Note C:  Shareholders' Equity
Common stock warrants - As of June 30, 1988 the Company had outstanding two
classes of warrants.   The 11,382,370 class A warrants expired February 17,
1989 and the 11,554,720 class B warrants expired February 17, 1990.

Retained deficit   During the year ended June 30, 1989 the Company
discontinued all of its operations. A net gain on disposal of operations totaling $18,371 was recorded in shareholders' equity.

Note D:    New Accounting Pronouncement
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS NO. 128 specifies the computation, presentation, and disclosure requirements of earnings per share and supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share, which excludes the impact of common stock equivalents, replaces primary earnings per share. Diluted earnings per share, which utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common stock equivalents, replaces fully-diluted earnings per share. SFAS No. 128 is effective for the Company in 1997. However the Company has a simple capital structure for the periods presented and therefore there is no affect on the earnings per share presented due to the Company's adoption of SFAS 128.


                          OTC AMERICA, INC.
                      Notes to Financial Statements
                           June 30, 1997

Note E:   Subsequent Events
Reincorporation - On October 3, 1997, the Company filed new articles of incorporation with the State of Colorado, at which time the Company changed the par value of its 20,000,000 shares of authorized preferred stock from $.01 to $-0-.

Change in Control - On November 11, 1997, a shareholder after obtaining approximately 13.8% of the Company's outstanding $.0001 par value common stock was appointed sole board member and officer of the Company.



                                   F-10



                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):                             OTC AMERICA, INC.



By:   /s/ Randy Phillips                  Date: August 26, 1998
      Randy Phillips
      President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:   /s/ Randy Phillips                  Date: August 26, 1998
      Randy Phillips
      President