Form 10QSB
period 1997-09-30
OTC AMERICA INC /CO/
filed 1998-08-26
CIK 803265

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington D.C.  20549

                                     FORM 10-QSB

                        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1997           Commission File Number 0-15992



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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.0001 par value                          48,489,294
         Class                    Number of shares outstanding at July 31, 1998


                     This document is comprised of 9 pages.

FORM 10-QSB
1ST QUARTER


                                           INDEX

                                                                       Page


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements *

     Condensed balance sheet - September 30, 1997 (Unaudited)            3

     Condensed statements of operations - Three months ended
      September 30, 1997 and September 30, 1996 (Unaudited)              4

     Condensed statements of cash flows - Three months ended
      September 30, 1997 and September 30, 1996 (Unaudited)              5

     Notes to condensed financial statements (Unaudited)                 6

     Item 2.  Plan of operation                                          7


PART II - OTHER INFORMATION                                              8

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


Part I.  Item 1.  Financial information

                                       OTC AMERICA, INC.

                                     Condensed Balance Sheet

                                       September 30, 1997

                                           ASSETS

                                              TOTAL ASSETS    $        -
                                                             ___________________


                            LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES
  Accounts payable and accrued liabilities                      $    5,518
                                                            ____________________
TOTAL LIABILITIES                                                    5,518
                                                            ____________________


SHAREHOLDERS' EQUITY
   Common stock                                                      4,849
   Additional paid-in capital                                      481,946
   Retained deficit                                               (492,313)
                                                             ___________________
                          TOTAL SHAREHOLDERS' DEFICIT           $   (5,518)
                                                             ___________________

                                                                $      -
                                                             ===================




                  See accompanying notes to condensed financial statements


                                   OTC AMERICA, INC.

                           Condensed Statements of Operations

                                                       Three Months Ended
                                                          September 30,
                                                       1997           1996
Revenue                                               $  -          $    -

Cost and Expenses                                     $  -          $    -

Income Taxes                                          $  -          $    -
                                                    __________    ____________

Net Income (Loss)                                     $  -          $    -
                                                    ==========    ============




                 See accompanying notes to condensed financial statements




                                    OTC AMERICA, INC.

                            Condensed Statements of Cash Flows


                                                        Three Months Ended
                                                          September 30,
                                                     1997             1996

NET CASH (USED IN)
OPERATING ACTIVITIES                               $    -             $    -

NET CASH PROVIDED BY
INVESTING ACTIVITIES                               $    -             $    -

NET CASH PROVIDED BY
FINANCING ACTIVITIES                               $    -             $    -
                                                _____________      _____________

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                     $    -             $    -

Cash and cash equivalents,
   beginning of year                               $    -             $    -
                                                _____________      _____________

CASH AND CASH EQUIVALENTS, END OF YEAR             $    -             $    -
                                                =============      =============




                      See accompanying notes to condensed financial statements



                                      OTC AMERICA, INC.

                            NOTES TO CONDENSED FINANCIAL STATEMENTS
                                         (Unaudited)

                                    September 30, 1997


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

Note B:  Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". There were no transactions during the quarter ended September 30, 1997 that had an effect on valuation allowance, therefore the net deferred tax asset balance is $0.

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

FINANCIAL CONDITION

As of September 30, 1997 the Company had $5,518 of current liabilities related to accounting and stock transfer agent fees. Subsequent to September 30, 1997, the current CEO has paid those obligations.


PART II - OTHER INFORMATION

Items 1 Through 5 - No response required.

Item 6 -  Exhibits and reports on Form 8-K.

     (a)  Exhibits

          27*  Financial Data Schedule.

     (b)  Reports on Form 8-K were filed on:

          November 11, 1997


                             SIGNATURES



The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended September 30, 1997 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         OTC AMERICA, INC.
                                         (Registrant)

                                             /s/ Randy Phillips
DATE: August 25, 1998                    BY: ____________________
                                              Randy Phillips
                                              President