Form 10QSB
period 1997-12-31
OTC AMERICA INC /CO/
filed 1998-08-26
CIK 803265

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                  Washington D.C.  20549

                                     FORM 10-QSB

                        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  December 31, 1997             Commission File Number 0-15992



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


                        This document is comprised of 9 pages.

FORM 10-QSB
2ND QUARTER





                                             INDEX

                                                                         Page


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements *

     Condensed balance sheet as of
       December 31, 1997 (Unaudited)                                       3

     Condensed statements of operations - Three
       and six months ended December 31, 1997
       and 1996 (Unaudited)                                                4

     Condensed statements of cash flows - Six
       months ended December 31, 1997 and 1996
       (Unaudited)                                                         5

     Notes to condensed financial statements (Unaudited)                   6

     Item 2.  Plan of operation                                            7


PART II - OTHER INFORMATION                                                8

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


Part I.  Item 1.  Financial information

                                     OTC AMERICA, INC.

                                   Condensed Balance Sheet

                                       December 31, 1997

                                           ASSETS

                                            TOTAL ASSETS    $   -
                                                          =====================


                             LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES
   Accounts payable (Note B)                                $6,842
                                                         ______________________
                                   TOTAL LIABILITIES         6,842
                                                         ______________________


SHAREHOLDERS' EQUITY
   Common stock                                              4,849
   Additional paid-in capital                              481,946
   Retained deficit                                       (492,313)
   Current loss                                             (1,324)
                                                         ____________________
                             TOTAL SHAREHOLDERS' DEFICIT   $(6,842)
                                                         ____________________
                                                           $   -
                                                         ====================




                       See accompanying notes to condensed financial statements



                                      OTC AMERICA, INC.

                                 Condensed Statements of Operations


                               Three months ended          Six months ended
                                  December 31                  December 31
                               1996          1997          1996      1997
Revenue                       $  -          $  -          $  -       $  -

Costs and Expenses            $1,324        $  -          $1,324     $  -

Income Taxes                  $  -          $  -          $  -       $  -

Net Income (Loss)             $(1,324)      $  -          $(1,324)   $  -





                     See accompanying notes to condensed financial statements


                                      OTC AMERICA, INC.

                              Condensed Statements of Cash Flows


                                                        Six Months Ended
                                                        December 31,
                                                     1997             1996
NET CASH (USED IN)
  OPERATING ACTIVITIES                              $   -             $    -

NET CASH PROVIDED BY
  INVESTING ACTIVITIES                              $   -             $    -

NET CASH PROVIDED BY
  FINANCING ACTIVITIES                              $   -             $    -
                                                  ____________       ___________

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                      $   -             $    -

Cash and cash equivalents,
   beginning of year                                $   -             $    -
                                                  ____________        __________

CASH AND CASH EQUIVALENTS, END OF YEAR              $   -             $    -
                                                  ============        ==========




                 See accompanying notes to condensed financial statements



                                  OTC AMERICA, INC.

                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    (Unaudited)

                                December 31, 1997


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

Note B:  Related party transactions

During the quarter ended December 31, 1997, the sole officer and director paid certain expenses on behalf of the Company totaling $2,500. This amount is included in accounts payable, due to the officer.

Note C:  Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". Income tax benefits due to net operating losses the three months ended December 31, 1997 were $199, offset by an increase to the valuation allowance of $199, resulting in a net deferred tax asset balance of $-0-.

Note D:  Sale of Former Officers' Common Stock

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

FINANCIAL CONDITION

As of December 31, 1997 the Company had $6,842 of current liabilities related to accounting and stock transfer agent fees, of which $2,500 of these fees were paid on behalf of the Company and due to the sole officer and director. Subsequent to December 31, 1997, the current CEO has paid those obligations.

PART II - OTHER INFORMATION

Items 1 Through 5 - No response required.

Item 6 -  Exhibits and reports on Form 8-K.

     (a)  Exhibits

          27*  Financial Data Schedule.

     (b)  Reports on Form 8-K were filed on:

          November 11, 1997


                                 SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the six months ended December 31, 1997 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           OTC AMERICA, INC.
                                           (Registrant)


DATE: August 21, 1998                      BY:   /s/ Randy Phillips
                                                _______________________
                                                 Randy Phillips
                                                 President