Form 10QSB
period 1998-03-31
OTC AMERICA INC /CO/
filed 1998-08-26
CIK 803265

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C.  20549

                                     FORM 10-QSB

                       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  March 31, 1998              Commission File Number 0-15992



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


                      This document is comprised of 9 pages.



FORM 10-QSB
3RD QUARTER




                                              INDEX

                                                                        Page


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements *

     Condensed balance sheet as of
      March 31, 1998 (Unaudited)                                         3

     Condensed statements of operations -
      Three and nine months ended
      March 31, 1998 and  1997 (Unaudited)                               4

     Condensed statements of cash flows -
      Nine months ended March 31, 1998
      and 1997 (Unaudited)                                               5

     Notes to condensed financial statements
      (Unaudited)                                                        6

     Item 2.  Plan of operation                                          7


PART II - OTHER INFORMATION                                              8

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


Part I.  Item 1.  Financial information

                                         OTC AMERICA, INC.

                                       Condensed Balance Sheet

                                           March 31, 1998

                                              ASSETS

                                                TOTAL ASSETS    $   -
                                                              =================


                              LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES
   Accounts payable, related party                              $13,777
                                                               _______________
TOTAL LIABILITIES                                                13,777
                                                                ______________

SHAREHOLDERS' EQUITY
   Common stock                                                   4,849
   Additional paid-in capital                                   481,946
   Retained deficit                                            (500,572)
                                                               _______________
                            TOTAL SHAREHOLDERS' DEFICIT        $(13,777)
                                                               _______________

                                                               $    -
                                                               ===============




                    See accompanying notes to condensed financial statements



                                  OTC AMERICA, INC.

                            Condensed Statements of Operations


                                Three months ended            Nine months ended
                                    March 31                       March 31
                                1998         1997             1998         1997
Revenue                       $  -         $  -             $   -        $  -

Costs and Expenses            $6,935       $4,504           $8,259       $4,504

Income Taxes                  $  -         $   -            $   -        $   -
                            ________     _________        _________    _________

Net Income (Loss)            $(6,935)     $(4,504)         $(8,259)     $(4,504)
                            =========    ==========       ==========   =========





                   See accompanying notes to condensed financial statements


                                      OTC AMERICA, INC.

                            Condensed Statements of Cash Flows


                                                        Nine Months Ended
                                                             March 31,
                                                         1998        1997
NET CASH (USED IN)OPERATING ACTIVITIES                  $   -        $  -

NET CASH PROVIDED BY INVESTING ACTIVITIES               $   -        $  -

NET CASH PROVIDED BY FINANCING ACTIVITIES               $   -        $  -
                                                      ___________   __________

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                          $   -        $  -

Cash and cash equivalents,
   beginning of year                                    $   -        $   -
                                                       __________   __________

CASH AND CASH EQUIVALENTS, END OF YEAR                  $   -        $    -
                                                       ==========   ==========




                     See accompanying notes to condensed financial statements



                                OTC AMERICA, INC.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                                   March 31, 1998


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


Note B:  Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The benefit from the net operating losses for the periods ended March 31, 1998 and 1997 has been offset by the establishing of a valuation allowance equal to the deferred tax asset derived from net operation losses. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.

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


Note D:  Related Party Transactions

During the nine months ended March 31, 1998, the president of the Company paid on behalf of the Company certain legal, accounting and transfer agent fees. The total incurred and paid by the officer was $6,459. Additionally, the president provided office space and general and administrative services to the Company beginning January 1, 1998 for $600 per month for a total of $1,800. These amounts are shown on the balance sheet as, accounts payable related party. The remaining $5,518 are amounts due to the president for expenses paid on behalf of the Company during the nine months ended March 31, 1997.


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

FINANCIAL CONDITION

As of March 31, 1998 the Company had $13,777 of current liabilities related to accounting and stock transfer agent fees, of which all of these fees have been subsequently paid on behalf of the Company and due to the sole officer and director.

PART II - OTHER INFORMATION

Items 1 Through 5 - No response required.

Item 6 -  Exhibits and reports on Form 8-K.

     (a)  Exhibits

          27*  Financial Data Schedule.

     (b)  Reports on Form 8-K were filed on:

          November 11, 1997


                                SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the nine months ended March 31, 1998 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              OTC AMERICA, INC.
                                              (Registrant)
                                                  /s/ Randy Phillips
DATE: August 21, 1998                         BY: ________________
                                                  Randy Phillips, President