Form 10KSB
period 1998-06-30
OTC AMERICA INC /CO/
filed 1998-10-13
CIK 803265

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT
        OF 1934

For the fiscal year ended June 30, 1998    Commission file number:  0-15992

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                                OTC AMERICA, INC.
                    (Name of small business issuer in its charter)

                                    COLORADO
           (State or Other Jurisdiction of Incorporation or Organization)

                                   84-1031311
                       (I.R.S. Employer Identification No.)

1582 South Parker Road, Suite 203 Denver, Colorado            80231
(Address of Principal Executive Office)                   (Zip Code)

Issuer's telephone number:  (303) 755-0165

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

The aggregate market value of the voting stock held by non-affiliates (41,784,157 shares of $.0001 par value Common Stock) was $104,460 as of June 30, 1998. The stock price for computation purposes was $.0025, based on the closing sale price for the Registrant's Common Stock on NASDAQ Bulletin Board on June 30, 1998. This value is not intended to be a representation as to the
value or worth of the Registrant's shares of Common Stock.   The number of
shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of the latest practicable date, October 12, 1998, was 150,000,000 shares.

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

Item 1.  DESCRIPTION OF BUSINESS

     (a)     General Development of Business

     OTC America, Inc. (the "Company" or the "Registrant"), is a Colorado corporation. The principal business address is 1582 South Parker Road, Suite 203 Denver, Colorado 80231. Its phone number is (303) 755-0165.

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

     On November 11, 1997, the Company's sole director acquired 6,705,137 of the Company's common shares, approximately 13.8% of the Company's outstanding shares from its former director. In connection with the Letter Agreement, L. Thomas Tarantelli ("Tarantelli") appointed Randy Phillips ("Phillips") as a director and Chief Executive Officer of the Company and resigned as a director and officer. At present Phillips is the sole director and officer of the registrant.


     (b)     Narrative Description of the Business

     General

     The Company's current operations consist solely of seeking merger candidates.

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

     Registrant is authorized to issue 20,000,000 Preferred Shares and 150,000,000 Common Shares. On October 12, 1998 Registrant had outstanding no Preferred Shares and 150,000,000 Common Shares. Pursuant to majority shareholder approval (anticipated October 27, 1998), the Registrant will effect a 1 for 100 reverse split of the outstanding common shares, resulting in total shares outstanding of 1,500,000. After the reverse split, management believes that the Registrant will have adequate authorized shares which the directors may consider for issuance for services or to acquire a private business. At such time as the Company considers a proposal to acquire a private business, it will be able to make available a large percentage of the Company for control by the owners of the private company acquired.

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

     Any securities which Registrant acquires in exchange for its Common Stock will be "restricted securities" within the meaning of the Securities Act of 1933 (the "l933 Act"). If the Registrant elected to resell such securities, such sale could not proceed unless a registration statement had been declared effective by the Securities and Exchange Commission or an exemption from registration was available. Section 4(2) of the 1933 Act, which exempts sales of securities not involving any public offering, would in all likelihood be available since it is likely that any such sale would be a block sale to a private investor to raise additional capital. Although management's plan of operation does not contemplate resale of securities acquired, in the event such a sale were necessary, the Registrant would be required to comply with the provisions of the 1933 Act.

     The Registrant intends to structure a merger or acquisition in such a manner as to minimize federal and state tax consequences to the Registrant and the target company. In the course of any merger or acquisition the Registrant may undertake, a substantial amount of attention will be focused upon federal and state tax consequences to both the Registrant and the "Target" company. Presently, under the provisions of federal and various state tax laws, a qualified reorganization between business entities will generally result in tax-free treatment to the parties of the reorganization. This generally requires the company to acquire at least 80% of the combined voting power of shares of all classes of stock in exchange for voting stock.

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

     (h)     Subsequent Event

    On September 22, 1998, the board approved issuance of 101,310,706 common shares to the sole officer and director, Randy Phillips, as payment for expenses paid by Mr. Phillips on behalf of the Registrant totaling approximately $50,000. The board also approved the sale of 200,000 common shares to Wathne Pierce & Associates in exchange for $200. These transactions resulted in all 150,000,000 authorized common shares to be considered issued and outstanding.

Item 2.  DESCRIPTION OF PROPERTY

The Company's business office is located at 1582 South Parker Road, Suite 203, Denver, Colorado 80231, for which commencing January 1, 1998 it pays $600 per month in rent. The offices are leased by the Company's sole officer and director,
Randy Phillips.

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

PART II

Item 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     (a) Principal Market or Markets. The Company's stock is traded on the over-the-counter market, and is presently quoted on the NASDAQ OTC Bulletin Board. The following table sets forth the high and low bid prices of the Common Stock during the eighteen months ended June 30, 1998 on the NASDAQ OTC Bulletin Board. Management has not been able to determine prices prior to March 31, 1997. The prices are believed to be representative interdealer quotations, without detail mark-up, mark-down or commissions, and may not represent prices at which actual transactions occurred.


                                            Bid

Quarter Ended                        High         Low
September 30, 1996                   -            -
December 30, 1996                    -            -
March 31, 1997                      .03           .01
June 30, 1997                       .03           .01
September 30, 1997                  .03           .01
December 31, 1997                   .0025         .0025
March 31, 1998                      .0025         .0025
June 30, 1998                       .0025         .0025


     (b) Approximate Number of Holders of Common Stock. The number of holders of record of the Company's Common Stock at June 30, 1998, was approximately 498.

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

     (b)     Results of Operations

     No operations were conducted during the two years ended June 30, 1998 and since 1989 the Company has been inactive. Any expenses incurred since 1989 and through June 30, 1997 have been related to legal, accounting and stock transfer agent fees in order to provide stock transfer services to current shareholders and to comply with reporting as required by the Securities Exchange Act of 1934.

     The Company reentered the development stage on July 1, 1997, commensurate with the change of control which occurred November 11, 1997. There were no significant activities between July 1, 1997 and November 11, 1997 which would precipitate the effective date of reentering the development stage as of November 11, 1997 versus July 1, 1997 the beginning of the
Registrant's fiscal year.   During the twelve months ended June 30, 1998,
expenses have been related to legal, accounting and stock transfer agent fees in order to provide stock transfer services to current shareholders and to comply with reporting as required by the Securities Exchange Act of 1934. Additional expenses include consulting fees, legal and administrative costs related to the evaluation of opportunities for a merger with, or acquisition of, a privately owned corporation.

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

Item 7.  FINANCIAL STATEMENTS

     The report of the independent auditors on the financial statements appears at Page F-2 and the financial statements and their accompanying footnotes appear at Pages F-3 through F-11 hereof. These financial statements and related financial information required to be filed hereunder are incorporated herein by reference.

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

Item 10.  EXECUTIVE COMPENSATION

     No officers or directors have been compensated during the fiscal year ended June 30, 1998. The Company has no retirement, pension, profit sharing, insurance or other similar programs.

     The Company has agreed to reimburse its president for his expenses and intends to reward him on a performance basis at such time as the acquisition of an operating company or business is completed. It is likely both the reimbursement and performance award will be in the form of stock grants.

     No Directors fees were paid during the year ended June 30, 1998.

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

     The following table sets forth information regarding beneficial ownership as of June 30, 1998 of the Company's common stock by any person who is known by the Company to be the beneficial owner of more than five (5%) percent of the Company's voting securities, and by each Director of the Registrant, and by officers and Directors of the Registrant as a group. Although authorized for Preferred Shares, the Company has issued only Common Stock. As of June 30, 1998 there were 48,489,294 common shares issued and outstanding. On November 11, 1997 L. Thomas Tarantelli, the company's former sole director sold all of his shares to the Company's sole current officer and director, Randy Phillips.

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


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Change in Management Control of Company

     On June 11, 1997, the Company's sole officer and director, L. Thomas Tarantelli ("Tarantelli"), entered into an agreement ("option contract") with Downeast SonRise, Inc. ("Downeast"), giving Downeast the option to purchase
Mr. Tarantelli's 6,705,137 shares of the registrant's common stock.   On
September 26, 1997 Downeast sold the option contract to Wathne Pierce & Associates, Inc. ("Wathne"), for $1. Once obtaining the option contract from Downeast, Wathne sold the option contract to Mr. Randy Phillips for $100,000. On October 31, 1997 Tarantelli appointed Phillips as a director and Chief Executive Officer of the Company and resigned as a director and officer. On November 11, 1997 Mr. Phillips acquired the 6,705,137 shares, representing 13.8% of the Registrant's outstanding common stock, from Mr. Tarantelli for $50,000. As of October 31, 1997, Mr. Phillips is the sole director and officer of the registrant.

     Until November 11, 1997, the Company's business office was located at 1 Vineyard Hill. Fairport, New York 14450, the office of L. Thomas Tarantelli, its former President, for which it paid no rent.

     After November 11, 1997, the offices were relocated to its present location, which is a facility leased by the Company's current President, Randy Phillips. Commencing January 1, 1998, Mr. Phillips began charging the Company $600 per month for rent and office expenses. Since becoming President, Mr. Phillips has paid approximately $19,134 in legal, accounting and transfer agent fees on behalf of the Company.

     Mr. Phillips has provided certain consulting services totaling $7,568 as of June 30, 1998.

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

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        The following financial information is filed as part of this report:

        1)  Financial Statements
        2)  Schedules
        3) Exhibits. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Item 601
Exhibit NO.            Description

10.A* Articles of Incorporation (Incorporated herein by reference to the 6/30/97 10-KSB filed August 26, 1998 with the Securities and Exchange Commission)

* Previously filed with the Securities and Exchange Commission.

Reports on Form 8-K

     (b)     Reports on Form 8-K filed during the fourth quarter of 1997
             -  None.

             Reference is made to the Company's current reports on Form
8-K:

                   Date             Item Disclosed

                   11/11/97         Changes in Control of Registrant.

                              OTC AMERICA, INC.
                          (A Development Stage Company)

                         Index to Financial Statements

                                                            Page

Independent auditors' report                                 F-2

Balance sheet, June 30, 1998                                 F-3

Statements of operations, for the years ended
    June 30, 1998 and 1997 and from July 1, 1997
    (inception) through June 30, 1998                        F-4

Statement of shareholders' equity (deficit),
    as of June 30, 1996 and from July 1, 1997
    (inception) through June 30, 1998                        F-5

Statements of cash flows, for the years ended
   June 30, 1998 and 1997 and from July 1, 1997
   (inception) through June 30, 1998                         F-6

Notes to financial statements                                F-7





                                      F-1





To the Board of Directors and Shareholders
OTC America, Inc.

                         Independent Auditors' Report

We have audited the balance sheet of OTC America, Inc. (a development stage company) as of June 30, 1998 and the related statements of operations, shareholders' equity and cash flows for the years ended June 30, 1998 and 1997 and for the period July 1, 1997 (inception) through June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OTC America, Inc., as of June 30, 1998, and the results of its operations and its cash flows for the years ended June 30, 1998 and 1997 and for the period July 1, 1997 (inception) through June 30, 1998 in conformity with generally accepted accounting principles.






Cordovano and Harvey, P.C.
Denver, Colorado
October 9, 1998





                                     F-2


                             OTC AMERICA, INC.
                       (A Development Stage Company)

                               Balance Sheet
                               June 30, 1998

                                  ASSETS
                                        TOTAL ASSETS         $   -
                                                            ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Due to related party (Note B)                              $11,168
                                                            __________

TOTAL LIABILITIES                                            $11,168
                                                            ____________

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value, 20,000,000 shares
   authorized, -0- issued and outstanding                       -
Common stock, $.0001 par value, 150,000,000
   shares authorized, 48,489,294 issued and outstanding        4,849
Additional paid-in capital                                   502,094

Accumulated deficit, ($25,798 accumulated
   during development stage)                                (518,111)
                                                          _______________

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                         (11,168)
                                                          _______________

                                                             $   -
                                                          ===============





                See accompanying notes to financial statements.

                                      F-3

                              OTC AMERICA, INC.
                         (A Development Stage Company)

                         Statements of Operations


                                                           July 1, 1997
                                                           (inception)
                                Years Ended June, 30       Through
                                 1998           1997       June 30, 1998
COSTS AND EXPENSES
  Consulting, related party
   (Note B)                      $7,568         $  -          $7,568
  Rent, related party
   (Note B)                       3,600            -           3,600
  General and administrative     14,630          4,504        14,630
                              ___________     _________     ___________
     LOSS BEFORE INCOME TAXES   (25,798)        (4,504)      (25,798)


INCOME TAXES (Note C)              -               -            -
                              ___________     _________     ___________
NET LOSS                       $(25,798)       $(4,504)     $(25,798)
                              ===========     =========     ===========
BASIC LOSS PER SHARE         $    (*)         $   (*)      $    (*)
                            ============    ===========   =============

WEIGHTED AVERAGE SHARES     48,489,294      48,489,294     48,489,294
                            ============    ===========   =============

* Less than $.01 per share.




                See accompanying notes to financial statements.
                                    F-4


                            OTC AMERICA, INC.
                     (A Development Stage Company)

                   Statement of Shareholders' Equity
                        As of June 30, 1996 and
            July 1, 1997 (Inception) through June 30, 1998

                       Common Stock    Additional
                                       Paid-in       Retained
                   Shares     Amount   Capital       Deficit      Total
BALANCE,
 June 30, 1996   48,489,294   $4,849    $481,946    $(487,809)  $(1,014)

Net loss for
 the year ended
 June 30, 1997        -          -          -          (4,504)   (4,504)
                 __________   ______    ________   ___________ __________

BALANCE,
 June 30, 1997   48,489,294   $4,849    $481,946    $(492,313)  $(5,518)
                =========== =========   =========   ========== =========

BALANCE,
 July 1, 1997
 inception of
 development stage
 activities      48,489,294   $4,849    $481,946   $(492,313)   $(5,518)

Third party
 administrative
 costs paid by
 shareholder
 Note (B)             -          -        20,148         -       20,148

Net loss for
 the year ended
 June 30, 1998        -          -           -       (25,798)   (25,798)
                  ________   _______     _______    __________ ___________

BALANCE,
 June 30, 1998   48,489,294   $4,849    $502,094   $(518,111)  $(11,168)
                =========== ========== =========== =========== ===========





                  See accompanying notes to financial statements.
                                       F-5

                             OTC AMERICA, INC.
                      (A Development Stage Company)

                         Statements of Cash Flows

                                                          July 1, 1997
                                                           (inception)
                                Years Ended June, 30       Through
                                 1998           1997       June 30, 1998
OPERATING ACTIVITIES
 Net loss                      $(25,798)       $(4,504)    $(25,798)
 Changes in current
  liabilities                     5,650          4,504        5,650
                               __________      ________    ____________

           NET CASH USED IN
       OPERATING ACTIVITIES     (20,148)           -        (20,148)
                               __________      _________   ____________

       INVESTING ACTIVITIES
       NET CASH PROVIDED BY
       OPERATING ACTIVITIES         -              -             -
                               __________      _________    ___________

FINANCING ACTIVITIES
 Third party expenses paid
  by shareholder on behalf of
  Company recorded as
  additional-paid-in capital
  (Note B)                       20,148            -         20,148
                               __________      ________      __________
       NET CASH PROVIDED BY
       OPERATING ACTIVITIES     20,148             -         20,148
                              ___________       _________    __________

NET CHANGE IN CASH
 AND EQUIVALENTS                   -               -            -

Cash and equivalents at
 beginning of period               -               -            -
                             ____________      __________    ___________

    CASH AND EQUIVALENTS AT
              END OF PERIOD    $   -           $   -         $   -
                             ============      ===========   ============


             SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
                     CASH PAID DURING THE YEAR FOR:

Interest                      $    -           $   -         $    -
Income taxes                  $    -           $   -         $    -


               See accompanying notes to financial statements.
                                   F-6

                              OTC AMERICA, INC.
                       (A Development Stage Company)

                        Notes to Financial Statements

                              June 30, 1998
Note A:  Summary of Significant Accounting Policies and Nature of
         Organization

Summary of Significant Accounting Policies

Development stage company
OTC America, Inc. (the "Company") entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on July 1, 1997 and its purpose is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

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

Income taxes
The Company reports income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the liability method in accounting for income taxes. Deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount on the financial statements. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted law. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change during the period in the deferred tax assets and liabilities.



                            OTC AMERICA, INC.
                       (A Development Stage Company)

                         Notes to Financial Statements

                                 June 30, 1998


Summary of Significant Accounting Policies continued

Earnings/(loss) per share
The Company reports earnings per share using a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes the effect of common stock equivalents. Diluted earnings per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. However, the Company has a simple capital structure for the periods presented and, therefore, there is no variance between the basic and diluted earnings per share.

New accounting pronouncements
In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Financial Reporting for Segments of a Business Enterprise". The adoption of these new accounting pronouncements will not have a material effect on the Company's financial statements.

Nature of Organization

Background
The Company was incorporated under the laws of the State of Colorado on June 13, 1986. During the year ended June 30, 1988, the Company commenced operations in the financial services, public relations and printing businesses. During the year ended June 30, 1989, the Company discontinued all operations and became an inactive shell company. Effective July 1, 1997, the Company returned to the development stage in accordance with SFAS
No. 7.   Currently, the Company is a "shell corporation" and its principal activities since July 1, 1997 have been organizational matters.

Re-incorporation
On October 3, 1997, the Company filed amended articles of incorporation with the State of Colorado, at which time the Company changed the par value of its 20,000,000 shares of authorized preferred stock from $.01 to no par value.

Change in control
On November 11, 1997, a shareholder after obtaining approximately 13.8% of the Company's outstanding $.0001 par value common stock was appointed sole board member and officer of the Company.

                            OTC AMERICA, INC.
                     (A Development Stage Company)

                         Notes to Financial Statements

                              June 30, 1998

Note B:  Related Party Transactions

During the year ended June 30, 1998, an individual who is the sole officer and director of the Company, provided consulting and administrative services to the Company valued at $7,568. Additionally, the sole officer and director provided office space to the Company commencing January 1, 1998 at $600 per month. The $7,568 and $3,600 are included in the statement of operations as consulting, related party and rent, related party, respectively. The $11,168, unpaid at June 30, 1998, has been reported in the financial statements as due to related party. See Note D Subsequent event.

The Company incurred certain legal, accounting, transfer agent fees and general and administrative costs during the years ended June 30, 1996, 1997 and 1998 totaling $20,148 which were paid on behalf of the Company by an individual, who is the Company's sole officer and director. The $20,148 has been reported in the financial statements as additional paid in capital. See Note D Subsequent event.


Note C:  Income taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate follows for the years ended June 30, 1998 and 1997 and the period July 1, 1997 (inception) through June 30, 1998:


     U.S. federal statutory rate                            15.0%
     State income tax rate, net of federal benefit          4.25%
     Net operating loss for which no tax benefit
     is currently available                               (19.25)
                                                        _____________
     Effective tax rate                                        -%
                                                       ==============


At June 30, 1998 and 1997 deferred taxes consisted of:

                                                    June 30,
                                               1998         1997
     Deferred tax assets, net operating
      loss carryforward                     $161,185      $156,219
     Valuation allowance                    (161,185)     (156,219)
                                           ___________    ___________
     Net deferred taxes                     $  -          $  -
                                           ===========    ===========

                          OTC AMERICA, INC.
                     (A Development Stage Company)

                     Notes to Financial Statements

                            June 30, 1998

Note C:  Income taxes continued

The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the year ended June 30, 1998 totaled $4,966. Net operating loss carryforwards expire beginning in 2002.

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

Note D:  Subsequent event

On September 22, 1998, with consent of the sole director, the Company was authorized to enter into the following transactions:

1. To issue 101,310,706 of the Company's restricted common shares to individual who is the sole officer and director of the Company. The shares were issued as compensation for expenses paid on behalf of the Company by the officer and for consulting services provided to the Company by the officer. The value of the services at June 30, 1998 was $11,168 and the value of the third party administrative expenses was $20,148. Subsequent to June 30, 1998, the Company will reclassify the $20,148 recorded as additional paid in capital to the appropriate common stock accounts. Additionally, the $11,168 recorded as due to related party at June 30, 1998 will be reclassified to the appropriate shareholders' equity accounts. The total consideration for the 101,310,706 was approximately $50,000 (unaudited) of which $31,316 was incurred as of June 30, 1998. This transaction gave the sole officer and director approximately 72% ownership of the outstanding common stock of the Company.

2. To issue to Wathne Pierce and Associates 200,000 of the Company's restricted common stock in exchange for $200. Accordingly, as of September 22, 1998 all 150,000,000 authorized common shares are considered to be issued and outstanding.


                            OTC AMERICA, INC.
                      (A Development Stage Company)

                     Notes to Financial Statements

                             June 30, 1998

Note D:  Subsequent event continued

3. To seek shareholder approval for a one for one hundred share reverse stock split. The reverse stock split would result in the 150,000,000 shares being converted to 1,500,000 shares. Management believes that the reverse stock split will make the Company more attractive as a merger candidate to a private company desiring to go public through a merger with the Company.




                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):                             OTC AMERICA, INC.



By:   /s/ Randy Phillips                  Date: October 13, 1998
      Randy Phillips
      President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:   /s/ Randy Phillips                  Date: October 13, 1998
      Randy Phillips
      President