Form 10QSB
period 1998-09-30
OTC AMERICA INC /CO/
filed 1998-11-17
CIK 803265

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1998         Commission File Number 0-15992



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

                             (303) 755-0165

              (Registrant's telephone number, including area code)


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock,  $.0001 par value                    149,800,000
         Class                          Number of shares outstanding at
                                                 November 1, 1998

                      This document is comprised of 9 pages.


FORM 10-QSB
1ST QUARTER

                                      INDEX

                                                                   Page


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements *

     Condensed balance sheet - September 30, 1998
      (Unaudited)                                                   3

     Condensed statements of operations - Three months
      ended September 30, 1998 and 1997, and July 1,
      1997 (inception) through September 30, 1998
      (Unaudited)                                                   4

     Condensed statements of cash flows - Three months
      ended September 30, 1998 and 1997, and July 1,
      1997 (inception) through September 30, 1998
      (Unaudited)                                                   5

     Notes to condensed financial statements (Unaudited)            6

     Item 2.  Plan of operation                                     7


PART II - OTHER INFORMATION                                         7

     Item 1.  Legal Proceedings
     Item 2.  Changes In Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters To A Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

     Signatures                                                     8




     * The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.


Part I.  Item 1.  Financial information

                                OTC AMERICA, INC.
                            A Development Stage Company

                              Condensed Balance Sheet

                                 September 30, 1998

                                       ASSETS

                                              TOTAL ASSETS   $   -
                                                           =================

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES
   Accounts payable and accrued liabilities,
    related party (Note B)                                   $16,468
                                                           -----------------
                                         TOTAL LIABILITIES    16,468
                                                           -----------------


SHAREHOLDERS' DEFICIT
   Common stock                                                4,849
   Additional paid-in capital                                513,295
   Accumulated deficit  ($42,299 accumulated
    during development stage)                               (534,612)
                                                           -----------------
TOTAL SHAREHOLDERS' DEFICIT                                 $(16,468)
                                                           -----------------
                                                            $   -
                                                           =================



           See accompanying notes to condensed financial statements


                              OTC AMERICA, INC.
                         A Development Stage Company

                      Condensed Statements of Operations

                                                                July 1,
                                                                 1997
                                                              (inception)
                                                                through
                                Three months Ended             September
                                  September 30,                  30,
                                1998          1997              1998
Revenue                        $  -          $  -               $   -

Cost and expenses                11,201         -                 25,831

Cost and expenses,
 related party (Note B)           5,300         -                 16,468
                             -----------    ----------          ------------
Net Loss Before Taxes           (16,501)        -               ( 42,299)
                             -----------    ----------          ------------
Income taxes                      -             -                   -
                             -----------    ----------          ------------
Net Income (Loss)              $(16,501)     $  -               $(42,299)
                             ===========    ==========          ============



             See accompanying notes to condensed financial statements


                                OTC AMERICA, INC.
                            A Development Stage Company

                         Condensed Statements of Cash Flows

                                                                  July 1,
                                                                   1997
                                                                (inception)
                                                                 through
                                  Three months Ended             September
                                   September 30,                    30,
                                 1998          1997                1998
       NET CASH (USED IN)
       OPERATING ACTIVITIES    $(11,201)       $   -              $(31,149)

       NET CASH PROVIDED BY
       INVESTING ACTIVITIES        -               -                  -
                              -----------     -----------         ----------

FINANCING ACTIVITIES
  Third party expenses paid
  by shareholder on behalf
  of Company recorded as
  additional-paid-in capital
  (Note B)                       11,201            -                31,349
                              -----------     ------------        ----------
       NET CASH PROVIDED BY
       FINANCING ACTIVITIES      11,201            -                31,349

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS         -               -                  -

Cash and cash equivalents,
 beginning of year                 -               -                  -
                             ------------     -----------        ------------
CASH AND CASH EQUIVALENTS,
 END OF YEAR                  $    -            $  -              $   -
                             ============     ============        ===========




            See accompanying notes to condensed financial statements



                               OTC AMERICA, INC.
                          A Development Stage Company

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

                             September 30, 1998
Note A:  Basis of presentation
The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report dated June 30, 1998 and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on July 1, 1997 and its purpose is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

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

Note B:  Related party transactions
During the three months ended September 30, 1998, an individual who is the sole officer and director of the Company, provided consulting, office space and administrative services to the Company valued at $5,300. This amount is included in the financial statements as costs and expenses, related party. Amounts due to the individual accumulated at September 30, 1998 total $16,468.

The Company incurred certain legal, accounting, transfer agent fees and general and administrative costs during the three months ended September 30, 1998 totaling $11,201 which were paid on behalf of the Company by the same individual mentioned above. The $11,201 has been reported in the financial
statements as additional-paid-in capital.  See Note D   Subsequent event.

Note C:  Income taxes
The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended September 30, 1998 resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $0 income taxes.

Note D:  Subsequent event
On September 22, 1998, with consent of the sole director, the Company was authorized to issue 101,310,706 of its restricted common shares to an individual who is the sole officer and director of the Company. The shares are to be issued as compensation for third party administrative expenses paid on behalf of the Company by the officer and for consulting services. The total payment to third parties and the amounts due to the individual for services was $31,349 and $16,468, respectively as of September 30, 1998. The Company has recorded the $31,349 as additional paid in capital at September 30, 1998.

The shares were issued to the individual in October 1998, thereby giving the sole officer and director approximately 72% ownership of the outstanding common stock of the Company.

The Company was authorized to issue an additional 200,000 shares of its restricted common stock to an unrelated party in exchange for $200. Those shares were not issued as of September 30, 1998.

Part I.  Item 2.  Plan of operation

                                OTC AMERICA, INC.
                           A Development Stage Company

PLAN OF OPERATION

The plan of the Registrant's management, for the next twelve months, is to focus on acquiring an operating entity. The sole officer and director has been seeking possible merger candidates and expects to consummate a transaction in the near future. Management anticipates utilizing additional equity financing and short-term working capital advances in its acquisition endeavors.

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

RESULTS OF OPERATIONS

No operations were conducted during the most recent quarter. Since February 1989, the Company has been an inactive shell company. Any expenses incurred since 1989 have been related to legal, accounting and stock transfer agent fees in order to provide stock transfer services to current shareholders and to comply with reporting as required by the Securities Exchange Act of 1934, and costs associated with the search for possible merger candidates.

The Registrant reentered the development stage on July 1, 1997, commensurate with the change of control which occurred November 11, 1997. There were no significant activities between July 1, 1997 and November 11, 1997 which would precipitate the effective date of reentering the development stage as of November 11, 1997 versus July 1, 1997 the beginning of the Registrant's fiscal year.

Management and the board of directors intend to seek shareholder approval for a one for one hundred share reverse stock split. The reverse stock split would result in the 149,800,000 outstanding shares being converted to 1,498,000 shares. Management believes that the reverse stock split will make the Company more attractive as a merger candidate to a private company desiring to go public through a merger with the Company.

FINANCIAL CONDITION

As of September 30, 1998 the Company had incurred $16,468 of current liabilities related to consulting services and general and administrative expenses provided on behalf of the Company by the sole officer, director and majority shareholder. Subsequent to September 30, 1998 the Company issued 101,310,706 of its restricted common stock to the sole officer, director as payment for the debt of $16,468 and for other costs and expenses, which were paid to third parties on behalf of the Company by the sole officer and director of $31,349, for total value of $47,817.


PART II - OTHER INFORMATION

Items 1 Through 5 - No response required.

Item 6 -  Exhibits and reports on Form 8-K.

          (a)  Exhibits

          27*  Financial Data Schedule.

          Reports on Form 8-K were filed on:

          None


                                   SIGNATURES



The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended September 30, 1998 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                OTC AMERICA, INC.
                                                (Registrant)


DATE:  November 16, 1998                     BY: /s/ Randy Phillips
                                                --------------------------
                                                 Randy Phillips
                                                 President