Form 10QSB
period 1998-12-31
OTC AMERICA INC /CO/
filed 1999-02-22
CIK 803265

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                 Washington D.C.  20549

                                     FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1998                     Commission File Number
0-15992


                                    OTC AMERICA, INC.
                      (Exact name of registrant as specified in its charter)


           COLORADO                                  84-1031311
(State or other jurisdiction of               (I.R.S. Employer Identification
No.)
 incorporation or organization)


         600 17th Street, Suite 950 South   Denver, Colorado      80202
      (Address of principal executive offices)                 (Zip code)

                                        (303) 260-6482

                         (Registrant's telephone number, including area code)

   1582 South Parker Road, Suite 203  Denver, Colorado  80231
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

Common stock,  $.0001 par value
1,498,000
                     Class              Number of shares outstanding at
February 1, 1999


                                  This document is comprised of 9 pages.


FORM 10-QSB
2ND QUARTER





                                           INDEX

                                                                         Page



PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements *

     Condensed balance sheet   December 31, 1998 (Unaudited)              3

     Condensed statements of operations - Three and six months ended
      December 31, 1998 and 1997, and July 1, 1997 (inception)
        through December 31, 1998 (Unaudited)                             4

     Condensed statements of cash flows   Six months ended
       December 31, 1998 and 1997, and July 1, 1997 (inception)
        through December 31, 1998 (Unaudited)                             5

     Notes to condensed financial statements (Unaudited)                  6

     Item 2.  Plan of operation                                           7


PART II - OTHER INFORMATION                                               7

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


Part I.  Item 1.  Financial information



                                    OTC AMERICA, INC.
                               A Development Stage Company

                                  Condensed Balance Sheet

                                     December 31, 1998


ASSETS
CURRENT ASSETS
  Prepaid rent                                                 $  2,500
                                                          ------------------
                                    TOTAL CURRENT ASSETS          2,500

  OFFICE LEASE DEPOSIT                                            2,500
                                                          -------------------
TOTAL ASSETS                                                   $  5,000
                                                          ===================



                              LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES
   Accounts payable and accrued liabilities,
     related party (Note B)                                    $  6,800
                                                          -----------------
TOTAL LIABILITIES                                                 6,800

SHAREHOLDERS' DEFICIT
   Common stock                                                     150
   Additional paid-in capital                                   549,922
   Accumulated deficit  ($59,559 accumulated during
  development stage)                                           (551,872)

                                                          ------------------
TOTAL SHAREHOLDERS' DEFICIT                                     $(1,800)
                                                          ------------------
                                                                $ 5,000
                                                         ==================



                    See accompanying notes to condensed financial statements


                                  OTC AMERICA, INC.
                              A Development Stage Company

                          Condensed Statements of Operations

                                                          July 1, 1997
                                                          (inception)
                                                            through
                 Three Months Ended   Six Months Ended    December 31,
                   December 31,         December 31,
                  1998          1997  1998        1997      1998
Revenue         $   -         $  -      $  -      $   -      $ -
Cost and
 expenses          15,460       1,324      26,661    1,324    41,291

Cost and expenses,
 related party
 (Note B)           1,800         -         7,100     -       18,268
                   ------    --------     --------  ------    --------
Net Loss Before
 Taxes            (17,260)        -       (33,781)    -      (59,559)
                   ------    ---------   ---------- -------   ---------
Income taxes        -             -          -        -          -
                   -------   ---------   ----------- ------   ----------
Net Income
  (Loss)         $(17,260)     $1,324    $(33,781)  $1,324    $(59,559)
                  --------    --------   ----------- -------  ---------




    See accompanying notes to condensed financial statements



                                   OTC AMERICA, INC.
                                 A Development Stage Company

                         Condensed Statements of Cash Flows

                                                        July 1,
                                                        1997 (inception)
                                  Six Months Ended       through
                                     December 31,      December 31,
                                1998           1997      1998

           NET CASH (USED IN)
            OPERATING ACTIVITIES   $(26,661)    $   -        $(46,809)

           NET CASH PROVIDED BY
            INVESTING ACTIVITIES       -            -            -

FINANCING ACTIVITIES
  Third party expenses paid by
   shareholder on behalf of
   Company recorded as additional-
   paid-in capital (Note B)         26,661          -          46,809
                                  ------------    --------      --------
           NET CASH PROVIDED BY
            FINANCING ACTIVITIES    26,661          -          46,809

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                -            -             -
Cash and cash equivalents,
   beginning of year                   -            -             -

                                 ------------    ----------      --------
CASH AND CASH EQUIVALENTS,
 END OF YEAR                      $    -           $  -         $ -
                                 ============    ===========     =========
Non-cash financing activities:
Liability due to officer
satisfied with payment of stock   $16,468          $  -         $16,468
                                 ============    ===========     =========


                 See accompanying notes to condensed financial statements

                                     OTC AMERICA, INC.
                                  A Development Stage Company

                           NOTES TO CONDENSED FINANCIAL STATEMENTS
                                        (Unaudited)

                                    December 31, 1998
Note A:  Basis of presentation
The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report dated June 30, 1998 and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on July 1, 1997 and its purpose is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

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

Note B:  Related party transactions
During the three and six months ended December 31, 1998, an individual who is the sole officer and director of the Company, provided consulting, office space and administrative services to the Company valued at $1,800 and $7,100, respectively. This amount is included in the financial statements as costs and expenses, related party. Further, the individual paid on behalf of the Company $5,000 for a deposit and first month's rent on new office space. Amounts due to the individual accumulated at September 30, 1998 of $16,468 were satisfied by the issuance of the Company's common stock, therefore leaving a remaining balance due to the individual at December 31, 1998 of $6,800.

The Company incurred certain legal, accounting, transfer agent fees and general and administrative costs during the three and six months ended September 30, 1998 totaling $15,460 and $26,661 which were paid on behalf of the Company by the same individual mentioned above. The $26,661 has been reported in the financial statements as additional-paid-in capital. See Note
D   Subsequent event.

Note C:  Income taxes
The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three and six months ended December 31, 1998 resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $0 income taxes.

Note D:  Subsequent event
On September 22, 1998, with consent of the sole director, the Company was authorized to issue 101,310,706 of its restricted common shares to an individual who is the sole officer and director of the Company. The shares are to be issued as compensation for third party administrative expenses paid on behalf of the Company by the officer and for consulting services. The total payment to third parties and the amounts due to the individual for services was $31,349 and $16,468, respectively as of September 30, 1998. The Company has recorded the $31,349 as additional paid in capital at September 30, 1998. Further, additional third party expenses were paid by the individual during the three months ended December 31, 1998 totaling $15,460 which has been recorded as an increase to additional-paid-in capital, for total of $46,809. Total increase to equity in exchange for the 101,310,706 shares is $47,817.

The shares were issued to the individual in October 1998, thereby giving the sole officer and director approximately 72% ownership of the outstanding common stock of the Company.

The Company is authorized to issue an additional 2,000 (after effect of the 100 for 1 reverse stock split) shares of its restricted common stock to an unrelated party in exchange for $200. Those shares were not issued as of December 31, 1998.

Part I.  Item 2.     Plan of operation

                                     OTC AMERICA, INC.
                              A Development Stage Company

PLAN OF OPERATION

The plan of the Registrant's management, for the next twelve months, is to focus on acquiring an operating entity. The sole officer and director has been seeking possible merger candidates and expects to consummate a transaction in the near future. Management anticipates utilizing additional equity financing and short-term working capital advances in its acquisition endeavors. From time to time as necessary, the sole officer and director has paid certain expenses on behalf of the Registrant.

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

Management and the board of directors received shareholder approval for a one for one hundred share reverse stock split, on October 27, 1998, resulting in 149,800,000 outstanding shares being converted to 1,498,000 shares. Management believes that the reverse stock split will make the Company more attractive as a merger candidate to a private company desiring to go public through a merger with the Company.

FINANCIAL CONDITION

As of December 31, 1998 the Company had incurred $6,800 of current liabilities related to consulting services, payment of rent and a lease deposit and general and administrative expenses provided on behalf of the Company by the sole officer, director and majority shareholder. Subsequent to September 30, 1998 the Company issued 101,310,706 of its restricted common stock to the sole officer, director as payment for the debt of $16,468, outstanding at September 30, 1998 and for other costs and expenses, which were paid to third parties on behalf of the Company by the sole officer and director of $31,349, for
total value of $47,817.   Additional third party expenses were paid by the
individual during the three months ended December 31, 1998 totaling $15,460 which has been recorded as an increase to additional-paid-in capital.

PART II - OTHER INFORMATION

Items 1 Through 5 - No response required.

Item 6 -  Exhibits and reports on Form 8-K.

          (a)  Exhibits

          27*  Financial Data Schedule.

          (b)  Reports on Form 8-K were filed on:

               None


                                       SIGNATURES



The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six months ended December 31, 1998 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              OTC AMERICA, INC.
                                              (Registrant)


DATE:   February 22, 1998                     BY: /s/ Randy Phillips
        -----------------                         -----------------
                                                  Randy Phillips
                                                  President