Form 10QSB
period 1999-03-31
OTC AMERICA INC /CO/
filed 1999-05-17
CIK 803265

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  March 31, 1999         Commission File Number 0-15992



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock,  $.0001 par value                    1,498,000
    Class                       Number of shares outstanding at May 14, 1999


                       This document is comprised of 10 pages.


FORM 10-QSB
3RD QUARTER



                                  INDEX

                                                             Page

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements *

     Condensed balance sheet as of
       March 31, 1999 (Unaudited)                              3

     Condensed statements of operations - Three and
       nine months ended March 31, 1999 and  1998
       (Unaudited)                                             4

     Condensed statements of cash flows - Nine months
       ended March 31, 1999 and 1998 (Unaudited)               5

     Notes to condensed financial statements (Unaudited)       6

   Item 2.  Plan of operation                                  8


PART II - OTHER INFORMATION                                    9

   Item 1.  Legal Proceedings
   Item 2.  Changes In Securities
   Item 3.  Defaults Upon Senior Securities
   Item 4.  Submission of Matters To A Vote of Security Holders
   Item 5.  Other Information
   Item 6.  Exhibits and Reports on Form 8-K

     Signatures                                               10


     * The accompanying financial statements are not covered by an independent Certified Public Accountant's report.

Part I.  Item 1.  Financial information

                              OTC AMERICA, INC.
                         A Development Stage Company

                          Condensed Balance Sheet

                                March 31, 1999

                                  ASSETS
Lease deposit                                        $  1,444
                                                    ______________
                                      TOTAL ASSETS   $  1,444
                                                    ==============


                 LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES
   Accounts payable, related party                   $  3,244
                                                    ______________
                                 TOTAL LIABILITIES      3,244
                                                    ______________

SHAREHOLDERS' EQUITY
   Common stock                                           150
   Additional paid-in capital                         557,485
   Retained deficit                                  (559,435)
                                                    _______________
                       TOTAL SHAREHOLDERS' DEFICIT   $ (1,800)
                                                    _______________

                                                     $  1,444
                                                    ===============


            See accompanying notes to condensed financial statements

                               OTC AMERICA, INC.
                          A Development Stage Company

                       Condensed Statements of Operations

                                                               July 1, 1997
                                                                 (Inception)
                 Three months ended      Nine months ended         through
                       March 31,             March 31,            March 31,
                   1999       1998        1999       1998           1999
Costs and
 expenses, related
 party (Note B)    $   -     $1,800      $7,100     $1,800         $18,268
Costs and expenses   7,563    5,135      34,224      6,459          48,854
Net loss before
 taxes              (7,563)  (6,935)    (41,324)    (8,259)        (67,122)
Income Taxes           -        -           -          -              -
                    _______   ______     _______    _______         ________
Net Loss           $(7,563) $(6,935)   $(41,324)   $(8,259)       $(67,122)
                    =======   =======    ========   ========       =========
Basic weighted
shares
outstanding      1,498,000  484,893   1,160,298    484,893       1,160,298
                 ========= ========= ===========   =========     ===========
Basic loss
per share        $   (.01)  $  (.01)   $   (.04)   $  (.02)      $    (.04)
                 ========= ========= ===========   ==========    ============

              See accompanying notes to condensed financial statements


                              OTC AMERICA, INC.
                         A Development Stage Company

                        Condensed Statements of Cash Flows

                                                       July 1, 1997
                            Nine Months Ended           (Inception)
                               March 31,                  Through
                           1999          1998            March 31, 1999
NET CASH (USED IN)
OPERATING ACTIVITIES      $(34,224)     $(6,459)          $(54,372)

NET CASH PROVIDED BY
INVESTING ACTIVITIES          -             -                 -

FINANCING ACTIVITIES
   Third part expenses
   paid by shareholder
   on behalf of Company
   recorded as additional
   paid-in capital
   (Note B)                 34,224       6,459             54,372
                          _________     ___________      _____________
NET CASH PROVIDED BY
FINANCING ACTIVITIES        34,224       6,459             54,372
                          __________    ____________     ______________

  NET CHANGE IN CASH AND
   CASH EQUIVALENTS            -            -                 -

Cash and cash equivalents,
beginning of period            -            -                 -
                          _________     ______________    _____________

CASH AND CASH EQUIVALENTS
END OF PERIOD              $   -        $   -             $   -
                          =========     ==============    =============

Non-cash financing
activities:
Liability due to officer
satisfied with issuance
of stock                   $16,468      $   -             $16,468
                         ==========     ==============    =============

            See accompanying notes to condensed financial statements


                              OTC AMERICA, INC.
                        A Development Stage Company

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

                                March 31, 1999


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

Note B:  Related party transactions
During the three and nine months ended March 31, 1999, an individual who is the sole officer and director of the Company, provided consulting, office space and administrative services to the Company valued at $-0- and $7,100, respectively. This amount is included in the financial statements as costs and expenses, related party.

The Company incurred certain legal, accounting, transfer agent fees and general and administrative costs during the three and nine months ended March 31, 1999 totaling $7,563 and $34,224, respectively which were paid on behalf of the Company by the same individual mentioned above. The $34,224 has been reported in the financial statements as additional-paid-in capital.

During the nine months ended March 31, 1998, the president of the Company paid on behalf of the Company certain legal, accounting and transfer agent fees. The total incurred and paid by the officer was $6,459. Additionally, the president provided office space and general and administrative services to the Company beginning January 1, 1998 for $600 per month for a total of $1,800.

From July 1, 1997 (inception) through March 31, 1999, a total of $48,854 of third party expenses were paid on behalf of the Company by the president. Prior to July 1, 1997, the president paid $5,518 of third party expenses on behalf of the Company, resulting in a total of $54,372 recorded in additional paid-in capital.

The President provided rent, consulting and general and administrative support for the Company totaling $18,268 during the period July 1, 1997 (inception)
through March 31, 1999.    $16,468 of the related party expenses due to the
president were satisfied with the issuance of common stock. The remaining $1,800 is recorded as accounts payable, related party along with a $1,444 lease deposit, paid by the president, resulting in a total due to the presided at March 31, 1999 of $3,244.


                          OTC AMERICA, INC.
                     A Development Stage Company

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)

                             March 31, 1999

Note C:  Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The benefit from the net operating losses for the periods ended March 31, 1999 and 1998 has been offset by the establishing of a valuation allowance equal to the deferred tax asset derived from net operation losses. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.

Note D:  Event subsequent to June 30,1998
Management and the board of directors received shareholder approval for a one for one hundred share reverse stock split, on October 27, 1998, resulting in 149,800,000 outstanding shares being converted to 1,498,000 shares.

On September 22, 1998, with consent of the sole director, the Company was authorized to issue 1,013,107 (after effect of the 100 for 1 reverse stock split) of its restricted common shares to an individual who is the sole officer and director of the Company. The shares were to be issued as compensation for third party administrative expenses paid on behalf of the Company by the officer and for consulting services. Total increase to equity in exchange for the 1,013,107 shares, issued in October 1998, was $47,817. The transaction gives the sole officer and director approximately 72% ownership of the outstanding common stock of the Company.

The Company is authorized to issue an additional 2,000 (after effect of the 100 for 1 reverse stock split) shares of its restricted common stock to an unrelated party in exchange for $200. Those shares were not issued as of March 31, 1999.

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

RESULTS OF OPERATIONS

No operations were conducted during the most recent quarter.   Since February
1989, the Company has been an inactive shell company.   Any expenses incurred
since 1989 have been related primarily to legal, accounting and stock transfer agent fees in order to provide stock transfer services to current shareholders and to comply with reporting as required by the Securities Exchange Act of 1934, and costs associated with the search for possible merger candidates.

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

FINANCIAL CONDITION

As of March 31, 1999 the Company had $3,244 of current liabilities related to amounts due to the president of the Registrant, which includes $1,444 for a
office lease deposit paid by the president of the Registrant.   The $1,444 is
recorded as an asset at March 31, 1999.

PART II - OTHER INFORMATION

Items 1 Through 5 - No response required.

Item 6 -  Exhibits and reports on Form 8-K.

      (a)  Exhibits

           27*  Financial Data Schedule.

      (b)  Reports on Form 8-K during the period - None


                             SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the nine months ended March 31, 1999 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             OTC AMERICA, INC.
                                             (Registrant)


DATE:       May 14, 1999                  BY:/s/ Randy Phillips
                                          Randy Phillips
                                          President