Form 10KSB
period 1999-06-30
OTC AMERICA INC /CO/
filed 1999-10-14
CIK 803265

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT
        OF 1934

For the fiscal year ended June 30, 1999    Commission file number:  0-15992

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                               OTC AMERICA, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                                    COLORADO
           --------------------------------------------------------------
           (State or Other Jurisdiction of Incorporation or Organization)

                                   84-1031311
                       ------------------------------------
                       (I.R.S. Employer Identification No.)

600 17th Street, Suite 950S, Denver, Colorado               80202
---------------------------------------------             ----------
(Address of Principal Executive Office)                   (Zip Code)

Issuer's telephone number:  (303) 260-6482

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

The aggregate market value of the voting stock held by non-affiliates (419,864 shares of $.0001 par value Common Stock) was $8397.28 as of October 8, 1999. The stock price for computation purposes was $.02, based on the closing sale price for the Registrant's Common Stock on NASD Bulletin Board on October 8,1999. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.

The number of shares outstanding of the Registrant's Common Stock as of the latest practicable date, October 5, 1999, was 1,500,024 shares. All share amounts presented herein reflect the 1 share for 100 shares reverse stock split on all outstanding shares of the Company's common stock effective October 27, 1998.

OTC AMERICA, INC.

INDEX TO ANNUAL REPORT
ON FORM 10-KSB

Page

PART I   .....................................................................1

         Item 1.  DESCRIPTION OF BUSINESS.....................................1

         Item 2.  DESCRIPTION OF PROPERTY.....................................5

         Item 3.  LEGAL PROCEEDINGS...........................................5

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........5

PART II  .....................................................................5

         Item 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
                           STOCKHOLDER MATTERS................................5

         Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                           OF OPERATION ......................................6

         Item 7.  FINANCIAL STATEMENTS........................................6

         Item 8.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                           FINANCIAL DISCLOSURE...............................6

PART III .....................................................................6

         Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
                           EXCHANGE ACT.......................................6

         Item 10.          EXECUTIVE COMPENSATION.............................7

         Item 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT.........................................7

         Item 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....8

         Item 13.          EXHIBITS AND REPORTS ON FORM 8-K...................8

PART I

     The matters addressed in this report on Form 10-KSB, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth in the Business section (Item 1) and elsewhere in this report.

Item 1.  DESCRIPTION OF BUSINESS

     (a) General Development of Business

     OTC America, Inc. (the "Company" or the "Registrant"), is a Colorado corporation. The principal business address is 600 17th Street, Suite 950S Denver, Colorado 80202. Its phone number is (303) 260-6482.

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

     On November 11, 1997, the Company's sole director acquired 6,705,137 of the Company's common shares, approximately 13.8% of the Company's outstanding shares from its former director. In connection with a Letter Agreement dated November 11, 1997, L. Thomas Tarantelli ("Tarantelli") appointed Randy Phillips ("Phillips") as a director and Chief Executive Officer of the Company and resigned as a director and officer. At present Phillips is the sole director and officer of the registrant.

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

     Further, while target company shareholders will receive "restricted securities" in any merger or acquisition transaction, those restricted securities will represent, if a trading market again develops for the Registrant's Common Stock, ownership in a "publicly traded" as opposed to a "privately held" company. Registrant believes that shares in a publicly traded company can carry an increased value, are more liquid and in some instances may be accepted by sellers as payment for additional assets or businesses that Registrant may wish to acquire.

     Plan of Operation

     Management contemplates that the Registrant will seek to merge with or acquire a target company with either assets or earnings, or both, and that preliminary evaluations undertaken by an affiliate of the Registrant may assist in identifying possible target companies. The Registrant has not established a specific level of earnings or assets below which Registrant would not consider a merger or acquisition with a target company. Moreover, management may identify a target company which has in the past, is now, or which may in the future generate losses or experience balance sheet weakness. A merger transaction between the Registrant and a company that possesses less than ideal financial characteristics could have a material adverse effect on the price of Registrant's Common Stock. There is no assurance, however, that Registrant will not consummate a merger with a financially challenged or troubled company.

     Plan of Acquisition

     To identify its most suitable candidate, Registrant plans to continue to follow a systematic approach. First, management plans to identify any number of preliminary prospects that may be brought to the attention of management through present associations. Management will evaluate the prospects using broad criteria to determine whether or not the prospects are in an industry and/or geographic location that appears promising and to determine whether the prospects themselves have potential at their location within their own industry. During this initial screening process, management will ask and receive answers to questions framed to provide appropriate threshold information, depending upon the nature of the prospect's business. This preliminary evaluation is not expected to be an in-depth analysis of the target company's operations, although Registrant will look at most, if not all, of the same areas to be examined once one or more target companies are selected for in-depth review. For instance, at this stage, management may look at a prospect's unaudited balance sheet. Once a prospect is selected for an in-depth review, management may review the prospect's audited financial statements, if any. Management anticipates that its systematic approach to evaluation will entail a broad review of the business of target companies and should allow management to eliminate a large percentage of preliminary prospects from further consideration.

     Registrant expects that negotiations with target company management will focus on the percentage of the Company, as computed following a merger or acquisition, that target company shareholders would receive for their share holdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Registrant's shareholders will in all likelihood hold a substantially smaller ownership interest in the Registrant following any merger or acquisition. The percentage ownership of Registrant's existing shareholders may be subject to very significant reduction in the event the Registrant acquires a target company with substantial assets. Any merger or acquisition effected by the Registrant can be expected to have a large dilutive effect on the percentage of shares held by the Registrant's shareholders.

     Current management would not control the surviving company following such a dilution and would not be in a position to demand an active participation in the management of the surviving company, nor would management participate unless invited to do so. Management of Registrant does not intend to force an active participation in the affairs of the acquired company. Management will evaluate any opportunity offered such that the merger may be completed. Management will, in all likelihood, be requested to relinquish any voting control it may exercise prior to a merger to the present management of the acquired business.

     Because the nature of the transaction and the needs of the candidate will dictate the legal requirements of the transaction, management cannot at this time commit as to whether a shareholder will have the right to vote to complete the merger or acquisition. If a shareholder vote is required, it will be subject to Proxy Rules promulgated by the SEC. Management has fully complied with SEC rules in the past and intends to do so in the future. Management will make all reports, if any, filed with federal and state authorities available to its shareholders upon reasonable request.

     In connection with Registrant's acquisition of a private business, Registrant may not obtain an independent appraisal of the value of the acquired business. Failure to do so by Registrant could result in over valuation or other related errors which could then adversely effect the quantity and terms of any shares issued and/or other consideration paid by Registrant for the private business. It is possible that an existing shareholder's future share value would be adversely effected by factors including, but not limited to, excess dilution and lack of a market for shares.

     Registrant  is  authorized  to  issue   20,000,000   Preferred  Shares  and
150,000,000 Common Shares. On October 5, 1999 Registrant had outstanding 2,500,000 shares of its Series A Preferred Stock and 1,500,024 Common Shares. On October 27, 1998 the Registrant effected a 1 for 100 reverse split of the outstanding common shares, resulting in total shares outstanding of 1,500,000. After the reverse split, management believes that the Registrant will have adequate authorized shares to issue for services or to acquire a private business. In addition, at such time as the Company considers a proposal to acquire a private business, it will be able to make available a large percentage of the Company for control by the owners of the private company acquired.

     Management may use its shares as compensation for services rendered to it by its management, directors, insiders, affiliates or others.

     Competition

     The Registrant is and will remain an insignificant participant among the firms that engage in mergers with and acquisitions of privately financed entities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Registrant. The combined financial resources and management available to Registrant and Registrant's affiliate are limited and therefore Registrant may experience certain competitive disadvantages compared to Registrant's competitors. There is no assurance that such disadvantages, if experienced, will not prevent or substantially delay Registrant in achieving a merger or acquisition.

     Regulation and Taxation

     The Registrant could be subject to regulation under the Investment Company Act of 1940 in the event that Registrant obtains and continues to hold a minority interest in a number of entities. However, management intends to seek at most one or two mergers or acquisitions and management's plan of operation is based upon Registrant obtaining a controlling interest in any merger or acquisition target company. Accordingly, Registrant may be required to discontinue any prospective merger or acquisition of any company in which a controlling interest will not be obtained.

     The Registrant could also be required to register under the Investment Company Act of 1940 if the Registrant comes within the definition of an Investment Company contained in the Act as a result of its assets consisting principally of share holdings held in a number of subsidiaries. Management intends to seek at most one or two mergers or acquisitions, which transactions will result in Registrant holding only majority interest in subsidiaries.

     Any securities that Registrant acquires in exchange for its Common Stock will be "restricted securities" within the meaning of the Securities Act of 1933 (the "l933 Act"). If Registrant elected to resell such securities, the sale could not proceed unless a registration statement had been declared effective by the Securities and Exchange Commission or an exemption from registration was available. Section 4(2) of the 1933 Act, which exempts sales of securities not involving any public offering, would in all likelihood be available since it is likely that any such sale would be a block sale to a private investor to raise additional capital. Although management's plan of operation does not contemplate reselling acquired securities, if such a sale were necessary, Registrant would be required to comply with the provisions of the 1933 Act.

     Registrant intends to structure a merger or acquisition in a manner that will minimize federal and state tax consequences to Registrant and the target company. In the course of any merger or acquisition Registrant will focus a substantial amount of attention on federal and state tax consequences to both Registrant and the target company. Presently, under the provisions of federal and various state tax laws, a qualified reorganization between business entities will generally result in tax-free treatment to the parties of the reorganization if the company acquires at least 80% of the combined voting power of shares of all classes of the target company's stock in exchange for voting stock.

     While Registrant expects to undertake any merger or acquisition so as to minimize federal and state tax consequences to both the Registrant and the target company, there is no assurance that such business combination will meet the statutory requirements of a reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which could have a substantial adverse effect on Registrant. Further, there can be no assurance that Registrant will be able to structure a merger or acquisition to minimize federal and state taxes which could have a substantial adverse effect on the Registrant.

     There can also be no assurance that federal and state tax laws will not be amended in the foreseeable future to preclude Registrant from availing itself of the tax-free treatment presently afforded business entities engaged in mergers and acquisitions.

     As of the date of this report no arrangements for merger or acquisition have been made.

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

Item 2.  DESCRIPTION OF PROPERTY

The Company's business office is located at 600 17th Street, Suite 950S, Denver, Colorado 80202.

Item 3.  LEGAL PROCEEDINGS

     No legal proceedings of a material nature to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature, pending or threatened, or judgments entered against any director or officer of the Company in his capacity as such.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.


PART II

Item 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     (a) Principal Market or Markets. The Company's stock is traded on the over-the-counter market, and is presently quoted on the NASD OTC Bulletin Board. The following table sets forth the high and low bid prices of the Common Stock during the two years ended June 30, 1999 on the NASD OTC Bulletin Board. The prices reflect interdealer quotations, without retail mark-up, mark-down or commissions, and may not represent prices at which actual transactions occurred.

                                                            Bid
                                                       -------------
Quarter Ended                                          High     Low
-------------                                          ----    -----
June 30, 1997 .................................        .03     .01
September 30, 1997 ............................        .03     .01
December 30, 1997 .............................        .00     .0025
March 31, 1998 ................................        .00     .0025
June 30, 1998 .................................        .00     .0025
September 30, 1998 ............................        .03     .01
December 31, 1998 .............................        .02     .02
March 31, 1999 ................................        .02     .02
June 30, 1999 .................................        .02     .02

     (b) Approximate Number of Holders of Common Stock. The number of holders of record of the Company's Common Stock at October 5, 1999, was approximately 487.

     (c) Dividends. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock were paid by the Company during the periods reported herein nor does the Company anticipate paying dividends in the foreseeable future.

     (d) Recent Sales of Unregistered Securities. On May 11, 1999, the Company issued to a sole sophisticated investor 2,500,000 shares of the Company's Series A Preferred Stock with a stated value of $1.00 per share at a purchase price of $1.00 per share. The Series A Preferred Stock is subject to mandatory redemption by the Company on the date that is 13 months from the date of issuance of the Series A Preferred Stock for a mandatory redemption amount equal to two times the stated value of the Series A Preferred Stock. The Series A Preferred Stock is also subject to optional redemption at any time up to the mandatory redemption date for a amount equal to two times the state value of the Series A Preferred Stock. Until the mandatory redemption date, each holder of Series A Preferred Stock shall be entitled to dividends at the rate of 18% per year of the stated value of the holder's shares. The dividends must be paid monthly commencing 30 days after the date of issuance of the Series A Preferred Stock. In addition, each holder of the Series A Preferred Stock is entitled to dividends at the rate of 9% per year of the stated value of the shares for a period of two years following the mandatory redemption date regardless of whether the Company redeems the stock. In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive a liquidation preference equal to two times the stated value of their shares of Series A Preferred Stock. A consolidation or merger of the Company with or into any other corporation or corporations or a sale of all or substantially all of the assets of the Company shall be deemed a liquidation, dissolution or winding up is more than 50% of the surviving entity is not owned by persons who were holders of the Company's common stock immediately prior to such merger, consolidation or sale. In such event, the Series A Preferred Stock liquidation preference may be paid by any entity surviving the event of liquidation. The Series A Preferred Stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Plan of Operation

         The Company reentered the development stage on July 1, 1997. The Company's plan of operation for the next twelve months is to focus on acquiring an operating business entity. The sole officer and director of the Company will continue to seek candidates for merger or acquisition and anticipates consummating a transaction in the foreseeable future.

     The Company currently expects to be able to satisfy its cash requirements for the next twelve months. On May 11, 1999 the Company raised approximately $2,500,000 through the issuance of 2,500,0000 shares of the Company's Series A Preferred Stock at a purchase price of $1.00 per share as described under "Item
5. Recent Sales of Unregistered Securities." The Company currently has no operations or cash flows to support the service or redemption of the Series A Preferred Stock. As described in the notes to the financial statements included in this report. These factors create an uncertainty about the ability of the Company to continue as a going concern. As described in note G to the financial statements, Management anticipates utilizing additional equity financing and short-term working capital advances from its sole director in its acquisition efforts.

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

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     (a) Directors and Executive Officers. The names and ages of the Directors and executive officers of the Company are as follows:

Name                 Age          Position                       Since
--------------       ---      -------------------------    ------------------
Randy Phillips       33       President, CEO and
                              sole officer and director    October 31,  1997

     The Director serves until the next annual meeting of shareholders, and until his successor is elected and qualified.

     The following sets forth information concerning the principal occupations and business experience of the current sole Officer and Director of the Company:

Randy Phillips

From 1992 to 1994, Mr. Phillips served as Director of Trading for an offshore hedge fund. In 1994 Mr. Phillips started his own private investment firm, specializing in mergers and acquisitions, of which he is currently the sole owner and manager.

Item 10.          EXECUTIVE COMPENSATION

     No officers or directors have been compensated during the fiscal year ended June 30, 1999. The Company has no retirement, pension, profit sharing, insurance or other similar programs.

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

     The following table sets forth information regarding beneficial ownership as of October 5, 1999 of the Company's common stock by any person who is known by the Company to be the beneficial owner of more than five percent (5%) of the Company's voting securities, and by each Director of the Registrant, and by officers and Directors of the Registrant as a group. As of October 5, 1999 there were 1,500,024 common shares issued and outstanding.

     All ownership is beneficial and on record and all beneficial owners listed below have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

Title of              Name and Address       Number of Shares   Percent of Class
Class
------------          ----------------       ----------------   ----------------
Common Stock          Randy Phillips         1,080,160                 72%
                      600 17th Street
                      Suite 950S
                      Denver, CO 80202

Item 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Change in Management Control of Company

     On June 11, 1997, the Company's sole officer and director, L. Thomas Tarantelli ("Tarantelli"), entered into an agreement ("option contract") with Downeast SonRise, Inc. ("Downeast"), giving Downeast the option to purchase Mr. Tarantelli's 6,705,137 shares of the registrant's common stock. On September 26, 1997 Downeast sold the option contract to Wathne Pierce & Associates, Inc. ("Wathne"), for $1. After obtaining the option contract from Downeast, Wathne sold the option contract to Mr. Randy Phillips for $100,000. On October 31, 1997, Tarantelli appointed Phillips as a director and Chief Executive Officer of the Company and resigned as a director and officer. On November 11, 1997 Mr. Phillips acquired the 6,705,137 shares, representing 13.8% of the Registrant's outstanding common stock, from Mr. Tarantelli for $50,000. As of October 31, 1997, Mr. Phillips is the sole director and officer of the registrant.

         On September 22, 1998, with the consent of the sole director, the Company was authorized to issue 101,310,706 of its restricted common shares to its sole officer and director. The shares were issued to Mr. Philips in October, 1998, thereby giving him approximately 72% ownership of the outstanding common stock of the Company. The shares were issued to compensate Mr. Phillips for third-party administrative expenses paid by him on behalf of the Company and for consulting services provided by him to the Company.

         For the year ended June 30, 1999, Mr. Phillips has paid approximately $34,224 in legal, accounting and transfer agent fees on behalf of the Company.

     Mr.   Phillips  has   provided   certain   consulting,   office  space  and
administrative services to the Company totaling $7,100 as of June 30, 1999.

     Other than those mentioned above, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        The following financial information is filed as part of this report:

     1)   Financial Statements

     2)   Schedules

     3)   Exhibits. The following exhibits are furnished as part of this report:

Item 601
Exhibit No.       Description

3 Articles of Incorporation (Incorporated herein by reference to the 6/30/97 10-KSB filed August 26, 1998 with the Securities and Exchange Commission)

3.1 Articles of Amendment to the Articles of Incorporation of OTC America, Inc. (filed herewith)

10. Preferred Stock Purchase Agreement dated May 11, 1999 between the Company and Dixon Family Charitable Remainder Trust (filed herewith)

27.   Financial Data Schedule (filed herewith)

Reports on Form 8-K

     (b)     Reports on Form 8-K filed during the fourth quarter of 1998 - None.

                                OTC AMERICA, INC.
                         (A Development Stage Company)

                                                                      Page
Independent auditors' report........................................  F-2

Balance sheet as of June 30, 1999...................................  F-3

Statements of operations, for the years ended June 30, 1999
 and 1998 and for the period July 1, 1997 (inception)
 through June 30, 1999............................................... F-4

Statement of shareholders'  deficit,  as of June 30, 1996
 and and for the period July 1, 1997 (inception) through
 June 30, 1999....................................................... F-5

Statement of cash flows,  for the years ended June 30, 1999
 and 1998 and for the period July 1, 1997 (inception)
 through June 30, 1999............................................... F-6

Notes to financial statements.......................................  F-7

To the Board of Directors and Shareholders
OTC America, Inc.

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of OTC America, Inc. (a development stage company) as of June 30, 1999 and the related statements of operations, shareholders' deficit and cash flows for the years ended June 30, 1999 and 1998 and for the period July 1, 1997 (inception) through June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OTC America, Inc. as of June 30, 1999 and the results of its operations and cash flows for the years ended June 30, 1999 and 1998 and for the period July 1, 1997 (inception) through June 30, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company issued $2,500,000 of eighteen percent redeemable preferred stock that is redeemable for $5,000,000 at the option of the holder within thirteen months of date of issuance. The Company has no operations or cash flows to support the service of the preferred stock or to redeem the preferred stock. These factors as discussed in Note G to the financial statements raise a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to those matters are also described in Note G. The Company's ability to achieve its plans with regard to those matters, is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Cordovano and Harvey, P.C.
Denver, Colorado
October 11, 1999

                               OTC AMERICA, INC.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                 June 30, 1999

ASSETS

CURRENT ASSETS
  Cash and cash equivalents...................................    $ 2,211,784
  Marketable securities (Note C)..............................        144,685
  Preferred stock issuance costs, net (Note G)................         81,598
  Prepaid interest............................................         18,750
                                                                  -----------
                                         TOTAL CURRENT ASSETS       2,456,817
                                                                  ===========
DEPOSITS......................................................          1,444
                                                                  -----------
                                                                  $ 2,458,261
                                                                  ===========
LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accrued expenses............................................ $        3,000
  Due to related party (Note B)...............................         21,823
                                                                  -----------
                                    TOTAL CURRENT LIABILITIES          24,823
                                                                  -----------
REDEEMABLE PREFERRED STOCK (Note G)
  Series A preferred stock, no par value, 2,500,000 shares
  authorized; 2,500,000 ($1.00 stated value),  shares
  issued and outstanding recorded at fair value,
  includes $288,462 accrued accretion.........................      2,788,462
                                                                  -----------
SHAREHOLDERS' DEFICIT (Note E)
  Preferred stock, no par value, 17,500,000 shares authorized;
    -0-shares issued and outstanding..........................              -
  Common stock, $.0001 par value; 150,000,000 shares authorized;
    1,498,000 shares issued and outstanding ..................            150
  Additional paid in capital..................................        557,485
  Accumulated deficit, ($420,346 accumulated during development
  stage)......................................................       (912,659)
                                                                  -----------
                                  TOTAL SHAREHOLDERS' DEFICIT        (355,024)
                                                                  -----------
                                                                  $ 2,458,261
                                                                  ===========

               See accompanying notes to the financial statements



                               OTC AMERICA, INC.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                     July 1, 1997
                                                                    For the Years Ended June 30,     (inception)
                                                                    ----------------------------       Through
                                                                        1999            1998        June 30, 1999
                                                                    ---------       ---------       -------------
COSTS AND EXPENSES
 Related party (Note B)............................................  $  7,100       $  11,168       $  18,268
 Amortization......................................................    10,643               -          10,643
 General and administrative........................................    56,318          14,630          70,948
                                                                     --------       ---------       ---------
                                          TOTAL COSTS AND EXPENSES     74,061          25,798          99,859
                                                                     --------       ---------       ---------
NON-OPERATING INCOME (EXPENSE)
 Interest expense..................................................  (344,712)              -        (344,712)
 Interest income...................................................    19,853               -          19,853
 Unrealized gain on investments (Note C)...........................     4,372               -           4,372
                                                                     --------       ---------       ---------
                                      NET LOSS BEFORE INCOME TAXES   (394,548)        (25,798)       (420,346)

INCOME TAXES (NOTE D)..............................................         -               -               -
                                                                     --------       ---------       ---------
                                                          NET LOSS  $(394,548)      $ (25,798)     $ (420,346)
                                                                     ========       =========       =========
NET LOSS PER COMMON SHARE:
 Basic and diluted................................................. $   (0.32)      $   (0.05)
                                                                     ========       =========
SHARES USED FOR COMPUTING NET LOSS PER COMMON SHARE:
 Basic and diluted................................................. 1,244,723         484,893
                                                                     ========       =========

               See accompanying notes to the financial statements




                           OTC AMERICA, INC.
                     (A Development Stage Company)
                  STATEMENT OF SHAREHOLDERS' DEFICIT
As of June 30, 1996 and from July 1, 1997 (Inception) through June 30, 1999


                                                 Preferred Stock         Common Stock          Additional                   Total
                                               -------------------    -------------------      Paid-in     Accumulated Shareholders'
                                                Shares     Amount      Shares     Amount       Capital       Deficit       Deficit
                                               --------   --------    --------   --------    ----------    -----------    ----------
Balance, June 30, 1996*......................         -    $     -      484,893   $     49    $  486,747    $  (487,809)   $ (1,013)

Net loss for the year ended June 30, 1997.....        -          -            -          -             -         (4,504)     (4,504)
                                               --------   --------     --------   --------    ----------    -----------   ----------
                        BALANCE, June 30, 1997  484,893         49      486,747       (492,313)       (5,517)

Balance, July 1, 1997 inception of development
 stage activities.............................        -          -      484,893         49       486,747       (492,313)     (5,517)

Third party adminstrative costs paid by
 shareholder (Note B).........................        -          -            -          -        20,148              -      20,148

Net loss for the year ended June 30, 1998.....        -          -            -          -             -        (25,798)    (25,798)
                                               --------   --------     --------   --------    ----------    -----------   ----------
                        BALANCE, June 30, 1998        -          -      484,893         49       506,895       (518,111)    (11,167)

Third party adminstrative costs paid by
 shareholder (Note B).........................        -          -            -          -        34,224              -      34,224

Shares issued in exchange for payment of
 expenses and consulting, at cost of services
 and expenses (Note B)........................        -          -    1,013,107        101        16,366              -      16,467

Net loss for the year ended June 30, 1999.....        -          -            -          -             -       (394,548)   (394,548)
                                               --------   --------     --------   --------    ----------    -----------   ----------
                        BALANCE,  June 30, 1999       -    $     -    1,498,000   $    150     $ 557,485   $   (912,659) $ (355,024)
                                               ========   ========    =========   ========    ==========    ===========   ==========

*Common shares retroactively restated for 100:1 reverse split. (See Note E)

              See accompanying notes to the financial statements



                               OTC AMERICA, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     July 1, 1997
                                                                    For the Years Ended June 30,      (inception)
                                                                   -----------------------------        Through
                                                                     1999                1998        June 30, 1999
                                                                   ------------     ------------     -------------
OPERATING ACTIVITIES
 Net loss....................................................... $    (394,548)     $   (25,798)     $   (420,346)
 Non-cash transactions:
  Amortization expense..........................................        10,643                -            10,643
  Unrealized gain on marketable securities......................        (4,372)               -            (4,372)
  Accretion of preferred stock (Note G).........................       288,462                -           288,462
 Purchase of marketable securities, classified as trading.......      (144,685)               -          (144,685)
 Changes in current liabilities.................................        14,301            5,650            19,951
                                                                 ------------       -----------       -----------
                                             NET CASH (USED IN)
                                           OPERATING ACTIVITIES       (230,199)         (20,148)         (250,347)
                                                                 ------------       -----------       -----------
INVESTING ACTIVITIES
                                           NET CASH PROVIDED BY
                                           INVESTING ACTIVITIES              -                -                 -
                                                                 ------------       -----------       -----------
FINANCING ACTIVITIES
 Third party expenses paid by shareholder on behalf
 of the Company, recorded as additional-paid-in capital (Note B)       64,224            20,148            54,372
 Proceeds from issuance of preferred stock (Note G).............    2,500,000                 -         2,500,000
 Costs paid to issue manditorily redeemable preferred stock (Not      (92,241)                -           (92,241)
                                                                 ------------       -----------       -----------
                                           NET CASH PROVIDED BY
                                           FINANCING ACTIVITIES     2,441,983            20,148         2,462,131
                                                                 ------------       -----------       -----------
NET INCREASE  IN CASH AND CASH EQUIVALENTS......................    2,211,784                 -         2,211,784
Cash and cash equivalents, beginning............................            -                 -                 -
                                                                 ------------       -----------       -----------
Cash and cash equivalents, ending............................... $  2,211,784       $         -       $ 2,211,784
                                                                 ============       ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest.......................................... $     75,000       $         -       $    75,000
                                                                 ============       ===========       ===========
Cash paid for income taxes...................................... $          -       $         -       $         -
                                                                 ============       ===========       ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in satisfaction amounts due to shareholder (Note B) $     16,467       $         -       $    16,467
                                                                 ============       ===========        ===========


              See accompanying notes to the financial statements

                                OTC AMERICA, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

Note A:  Nature of organization and summary of significant accounting policies

Nature of organization:

OTC America, Inc. (the "Company") was incorporated in the state of Colorado on June 13, 1986. During the year ended June 30, 1988, the Company commenced operations in the financial services, public relations, and printing businesses. During the year ended June 30, 1989, the Company discontinued all operations and became an inactive shell company. Effective July 1, 1997, the Company reentered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7. Currently, the Company is a "shell corporation" and its principal activities since July 1, 1997 have been organizational matters. The purpose of the Company is to evaluate, structure and complete a merger with or acquisition of, an operating company.

On October 3, 1997, the Company filed amended articles of incorporation with the State of Colorado, at which time the Company changed the par value of its 20,000,000 shares of authorized preferred stock from $.01 to no par value.

On November 11, 1997, a shareholder, after obtaining approximately 13.8 percent of the Company's outstanding $.0001 par value common stock, was appointed sole board member and officer of the Company.

Summary of significant accounting policies:

Basis of presentation

The accompany financial statements have been presented in accordance with SFAS No. 7, "Accounting and Reporting by Development Stage Enterprises."

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior-year amounts have been reclassified for comparative purposes to conform to the current-year presentation.

                                OTC AMERICA, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

Note A: Nature of organization and summary of significant accounting policies, continued

Summary of significant accounting policies, continued:

Cash and cash equivalents

The Company considers all short-term, highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash at June 30, 1999 was held in an account in the name of the sole officer and majority shareholder on behalf of the Company. - See Note F- Concentration of credit risk.

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

Fair value of financial instruments

SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The Company has determined, based on available market information and appropriate valuation methodologies, the fair value of its financial instruments approximates carrying value. The carrying amounts of cash, accounts payable, and other accrued liabilities approximate fair value due to the short-term maturity of the instruments.

Marketable securities

Marketable securities consist of various equity securities and are stated at current market value. All equity securities are considered "trading" securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, unrealized gains and losses on equity securities are reflected in the accompanying statements of operations.

                                OTC AMERICA, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

Note A: Nature of organization and summary of significant accounting policies, continued

Summary of significant accounting policies, continued:

Loss per share

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share" (SFAS 128). The Company adopted SFAS 128 for the two year period ended June 30, 1999. Under SFAS 128, net loss per share-basic excludes dilution and is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Net loss per share-diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of June 30, 1999, there were no outstanding options, securities or contracts to issue or convert to common stock.

Recently issued accounting pronouncements

The Company has adopted the following new accounting pronouncements for the year ended June 30, 1999. There was no material effect on the financial statements presented from the adoption of the new pronouncements.

SFAS No. 130, "Reporting Comprehensive Income," requires the reporting and display of total comprehensive income and its components in a full set of general-purpose financial statements.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is based on the "management" approach for reporting segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosure about the Company's products, the geographic areas in which it earns revenue and holds long-lived assets, and its major customers.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits," which requires additional disclosures about pension and other post-retirement benefit plans, but does not change the measurement or recognition of those plans.

                                OTC AMERICA, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

Note A: Nature of organization and summary of significant accounting policies, continued

Summary of significant accounting policies, continued:

Recently issued accounting pronouncements, continued

Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP requires that entities capitalize certain internal-use software costs once certain criteria are met.

SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides, among other things, guidance on the reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred.

The Company will continue to review these new accounting pronouncements over time, in particular SFAS 131 and SOP 98-1, to determine if any additional disclosures are necessary based on evolving circumstances.

Note B:  Related party transactions

During the years ended June 30, 1999 and 1998, an individual who is the sole officer and director of the Company, provided consulting, office space and administrative services to the Company valued at $7,100 and $11,168, respectively. These amounts are included in the financial statements as costs and expenses, related party.

On September 22, 1998, the Company was authorized to issue 1,013,107 (after effect of the 100 for 1 reverse stock split) of its restricted common shares as payment for a total of $16,468 (of the cumulative $18,268 for the two years ended June 30, 1999) in related party expenses due to the president. The remaining $1,800 along with a $1,444 lease deposit, paid by the president, is included in the accompanying financial statements as due to related party. The issuance of the restricted common stock gives the sole officer and director approximately 72% ownership of the outstanding common stock of the Company.

The Company incurred certain legal, accounting, transfer agent fees and general and administrative costs during the years ended June 30, 1999 and 1998 totaling $34,224 and $20,148, respectively, which were paid on behalf of the Company by the same individual mentioned above. The total of these transactions, $54,372, has been reported in the financial statements as additional-paid-in capital. Additional third party expenses totaling $18,579 have been paid by the sole officer during the fourth quarter of the Company's fiscal year-end. As of June 30, 1999 they have been included in the financial statements as due to related party as the sole officer anticipates reimbursement from the Company.

                                OTC AMERICA, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


Note C:  Marketable securities
Marketable securities consisted of the following at June 30, 1999:

                                                        Market
                                          Cost          Value
                                       ---------     ----------
Equity securities......................$ 140,312     $  144,685
                                       =========     ==========

Following is a summary of investment earnings recognized in income during the year ended June 30, 1999:

Trading securities:
  Realized gains.................... $      -
  Realized losses...................        -
                                     --------
       Realized gains (losses), net         -
                                     --------

  Unrealized gains.................. $  4,372
  Unrealized losses.................    4,372
                                     --------
       Unrealized gains (losses), net   4,372
                                     --------
                    GAIN (LOSS) ON
           TRADING SECURITIES, NET   $  4,372
                                     ========

Note D:  Income taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate follows:

                                                            June 30,
                                                --------------------------------
                                                    1999               1998
                                                --------------     -------------
    U.S. statutory federal rate................      34.53%             15.00%
    State income tax rate,
       net of federal benefit...................      3.27%              4.25%
    Net operating loss for which no tax
      benefit is currently available...........     (37.80)            (19.25%)
                                                --------------     -------------
                                                         - %                -%
                                                ==============     =============

                                OTC AMERICA, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

Note D:  Income taxes, continued

Deferred taxes consisted of the following:
                                                          June 30,
                                          --------------------------------------
                                                1999                   1998
                                          ------------------     ---------------
    Deferred tax assets,
       Net operating loss.................  $      149,158        $      4,966
    Valuation allowance...................        (149,158)             (4,966)
                                          ------------------     ---------------
          Net deferred taxes..............  $           -0-       $         -0-
                                          ==================     ===============

The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended June 30, 1999 and 1998 totaled $149,158 and $4,966, respectively which approximates the current tax benefit for each period. The net operating loss carryforward expires through the year 2018. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

Note E:  Shareholders' deficit

Preferred Stock

The Company is authorized to issue twenty million shares of no par value preferred stock, which may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined by the Board of Directors.

Common Stock

Management and the board of directors received shareholder approval for a one for one hundred share reverse stock split, on October 27, 1998, resulting in 149,800,000 outstanding shares being converted to 1,498,000 shares. The accompanying financial statements have been retroactively restated to give effect to the reverse split.

The Company is authorized to issue an additional 2,000 (after effect of the 100 for 1 reverse stock split) shares of its restricted common stock to an unrelated party in exchange for $200. Those shares were not issued as of June 30, 1999.

                                OTC AMERICA, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

Note F:  Concentration of credit risk

The Company maintains cash and cash equivalents with one major financial institution. Cash equivalents include investments in money market securities. The investments are not insured by the U.S. Federal Deposit Insurance Corporation ("FDIC"); however, the Company has not experienced any losses in such accounts and management of the Company believes it is not exposed to any significant credit risk to cash or cash equivalents.

Note G:  Redeemable preferred stock

On May 11, 1999 the Company issued 2,500,000 shares of its Series A Preferred Stock for $2,500,000. The preferred stock is mandatorily redeemable, at the option of the holder, thirteen months after the date the stock was issued. The stock has a stated value of $1.00 per share and is redeemable at $2.00 per share or $5,000,000. Dividends, at the rate of eighteen percent per year of the stated value of the stock, are payable monthly from the date of issuance commencing thirty days after issuance. The holder of the preferred stock is entitled to dividends at the rate of nine percent per year of the stated value of the preferred stock for a period of two years after the mandatory redemption date, regardless of whether the Company redeems the stock in accordance with the mandatory redemption provisions. In the event of any liquidation, the holder of the preferred stock is entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of the Company's common stock, two times the stated value of the preferred stock plus all unpaid dividends.

The Company incurred approximately $92,241 in various transaction fees and costs as in connection with the issuance of the preferred stock. The $92,241 has been recorded in the accompanying financial statements as a deferred charge titled preferred stock issuance costs, net of $10,643 of accumulated amortization. The costs are amortized over thirteen months which approximates the period prior to mandatory redemption. For the year ended June 30, 1999, the Company recorded $10,643 in amortization expense.

Due to the mandatory redemption provisions of the preferred stock, the Company has recorded the preferred stock outside of the equity section. Accumulated accretion of $288,462 was recorded at June 30, 1999. The accretion expense was charged to interest expense during the year ended June 30, 1999. All dividend payments have accordingly been charged to interest expense during the year ended June 30, 1999.

                                OTC AMERICA, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

Note G:  Redeemable preferred stock, continued

The planned use of proceeds from the issuance of the preferred stock was to acquire an operating company. The acquisition was not consummated, and the Company is now seeking other potential merger or acquisition candidates.

At June 30, 1999, the Company has no operations or cash flows. The Company's business plan for fiscal year 2000 is to acquire an operating company with sufficient cash flow to support the service of the preferred stock and to redeem the preferred stock. There is no assurance that a merger candidate will be found or if found, would generate sufficient cash flows. In addition, the Company plans to issue equity capital to meet the mandatory redemption requirements of the preferred stock. The Company's ability to achieve the foregoing elements of its business plan, which may (or will) be necessary to service the dividend requirements and to permit the redemption of the preferred stock is uncertain. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note H:  Year 2000 Compliance

The Year 2000 issue ("Y2K") is the result of computer programs written using two digits rather than four to define the applicable year. Any computer and telecommunications programs that have date sensitive software may recognize a date using "00" as the year 1900 instead of 2000. This could result in system failure or miscalculations causing disruptions in operations, including the ability to process transactions, send invoices, or engage in similar normal business activities. As of June 30, 1999, the Company did not have any computer equipment.

The Company cannot determine the extent to which the Company is vulnerable to third parties' failure to remediate their own Y2K problems. As a result, there can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted, or that failure to convert by another company would have a material adverse affect on the Company. In view of the foregoing, there can be no assurance that the Y2K issue will not have a material adverse effect on the Company's business.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):                             OTC AMERICA, INC.



By:   /s/ Randy Phillips                  Date: October 13, 1999
      ------------------
      Randy Phillips
      President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:   /s/ Randy Phillips                  Date: October 13, 1999
      ------------------
      Randy Phillips
      President

                              ARTICLES OF AMENDMENT
                                     TO THE
                            ARTICLES OF INCORPORATION
                              OF OTC AMERICA, INC.


     FIRST: The name of the corporation is OTC America, Inc.

     SECOND: The Board of Directors of the corporation duly adopted on May 11, 1999 the designations, preferences, limitations, and relative rights of the Series A Preferred Stock of the corporation and the amendment to the corporation's Articles of Incorporation set forth herein concerning the Series A Preferred Stock.

     THIRD: Article FOURTH of the corporation's Articles of Incorporation shall be amended to include a new Section (f) to read in its entirety as follows:

     (f) Series A Preferred Stock.

     (1) Designation of Series A Preferred Stock. 2,500,000 shares of the preferred stock of the corporation shall be designated as Series A Preferred Stock, stated value $1 (the "Stated Value").

     (2) Optional Redemption. The corporation shall have the right until the Mandatory Redemption Date (as defined herein), exercisable on not less than five
(5) business days prior written notice to the holders of the Series A Preferred Stock to redeem all or any portion of the outstanding shares of Series A Preferred Stock in accordance with this Article FOURTH, Section (f)(2). Any notice that the corporation is exercising its optional redemption right (the "Optional Redemption Right") hereunder shall be delivered to the holders of Series A Preferred Stock at their registered addresses appearing on the books and records of the corporation and shall state (i) that the corporation is exercising its right to redeem all or any potion of the outstanding shares of Series A Preferred Stock and (ii) the date of redemption. On the date fixed for redemption (the "Optional Redemption Date"), the corporation shall make payment of the Optional Redemption Amount (as defined herein) to or upon the order of the holders as specified by the holders in writing to the corporation at least one (1) business day prior to the Optional Redemption Date, or if such notice is not received by the corporation in the time permitted the corporation shall make payment of the Optional Redemption Amount to or upon the order of the holders as specified on the books and records of the corporation. If the corporation exercises its Optional Redemption Right under this Section, the corporation shall make payment to the holders of an amount in cash (the "Optional Redemption Amount") equal to the Mandatory Redemption Amount as defined below.

     (3) Mandatory Redemption. On the date that is thirteen (13) months after the date on which the Preferred Stock Purchase Agreement between the corporation and Dixon Family Charitable Remainder Trust was concluded and the Series A Preferred Stock is issued (the "Mandatory Redemption Date") the corporation shall purchase each holder's shares of Series A Preferred Stock for an amount per share equal to two (2) times the Stated Value of the Series A Preferred Stock (the "Mandatory Redemption Amount"). On the Mandatory Redemption Date, the corporation shall make payment of the Mandatory Redemption Amount to or upon the order of the holders as specified by the holders in writing to the corporation at least one (1) business day prior to the Mandatory Redemption Date, or if such notice is not received by the corporation in the time permitted the corporation shall make payment of the Mandatory Redemption Amount to or upon the order of the holders as specified on the books and records of the corporation.

     (4) Dividends.

     (i) Each holder of the Series A Preferred Stock shall be entitled to dividends at the rate of 18% per year of the Stated Value of the holder's Series A Preferred Stock from the date the Series A Preferred Stock is issued until the Mandatory Redemption Date regardless of whether the corporation exercises its Optional Redemption Right. Such dividend shall be paid monthly commencing thirty
(30) days after issuance of the Series A Preferred Stock and on the same date each month thereafter (the "Dividend Payment Date").

     (ii) Each holder of the Series A Preferred Stock shall also be entitled to dividends at the rate of 9% per year of the Stated Value of the holder's Series A Preferred Stock for a period of two (2) years after the Mandatory Redemption Date regardless of whether the corporation redeems the Series A Preferred Stock in accordance with the mandatory redemption provisions of Article FOURTH, Section (f)(3). Such dividend shall be paid monthly on the Dividend Payment Date for said two (2) year period.

     (iii) If any distributions payable on any share of the Series A Preferred Stock shall not be paid for any reason, the right of the holders of such shares of Series A Preferred Stock to receive payment of such distribution shall not lapse or terminate, but each such unpaid distribution (the "Unpaid Distribution") shall accumulate and shall be paid without interest to such holders, when and as authorized by the Board of Directors of the corporation. No distribution shall be declared or paid or any other distribution declared, ordered or made upon the corporation's common stock, or upon any other series or class of preferred stock nor shall any sums be set aside for or applied to the purchase or redemption of any shares of the corporation's common stock, unless and until all Unpaid Distributions payable on all shares of Series A Preferred Stock shall have been fully paid or a distribution shall have been declared and a sum sufficient for full payment of the Unpaid Distributions set apart therefor.

     (5)      Liquidation Preference.

     (i) In the event of any liquidation, dissolution or winding up of the corporation, either voluntary or involuntary, the holders of Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the corporation to the holders of the corporation's common stock by reason of their ownership thereof, two (2) times the Stated Value of their respective shares of Series A Preferred Stock plus all unpaid dividends to which their respective shares of Series A Preferred Stock are entitled before and after the Mandatory Redemption Date and no more (the "Series A Preferred Liquidation Preference").

If upon the occurrence of such event, the assets and funds thus distributed among the holders of the Series A Preferred Stock shall be insufficient to permit the payment to such holders of the full aforesaid preferential amounts, then the entire assets and funds of the corporation legally available for distribution shall be distributed ratably among the holders of the Series A Preferred Stock in proportion to the shares then held by them.

     (ii) A consolidation or merger of the corporation with or into any other corporation or corporations or a sale of all or substantially all of the assets of the corporation shall be deemed a liquidation, dissolution or winding up within the meaning of this Section if more than fifty percent (50%) of the surviving entity is not owned by persons who were holders of common stock or securities convertible into common stock of the corporation immediately prior to such merger, consolidation or sale. In such event, the Series A Preferred
Liquidation Preference may be paid in cash by any entity surviving such liquidation event.

     (6) No Voting Rights. The holder of each share of the Series A Preferred Stock shall not be entitled to vote for any matter brought before the holders of the corporation's common stock.

     (7) Denial of Preemptive Rights. No holder of any shares of Series A Preferred Stock shall have any preemptive or preferential right to acquire any shares or securities of the corporation, including shares or securities held in the treasury of the corporation.

     (8) Amendment. The designation, rights, limitations and preferences set forth herein may be amended by a vote of the holders of the Series A Preferred Stock holding certificates representing not less than a majority of the outstanding Series A Preferred Stock at a special meeting called for the purpose of approving such an amendment or by the unanimous consent of such holders in writing.

     (9) Notices. Any notice, communication, request, reply, or advice, hereinafter severally and collectively called "notice," provided or permitted to be given under this Article 4 Section (f), made or accepted by either party to the other must be in writing and may be given by personal delivery or U.S. mail, or confirmed telefax. If given by mail, such notice must be sent by registered or certified mail, postage prepaid, mailed to the party addressed as follows: if to the corporation, to the principal office of the corporation, and, if to a stockholder, to the address of such stockholder as it appears in the books of the corporation, and shall be effective only if and when received by the party to be notified.






                                OTC AMERICA, INC.

                                               By: /S/ Randy L. Phillips
                                                   ----------------------------
                                                   Randy L. Phillips, President

                                 PREFERRED STOCK
                               PURCHASE AGREEMENT

         This Preferred Stock Purchase Agreement (this "Agreement") is entered into this 11th day of May 1999 between OTC America, Inc., a Colorado corporation (the "Company"), and Dixon Family Charitable Remainder Trust (the "Purchaser").

                                    RECITALS

         WHEREAS, the Company has authorized the sale and issuance of 2,500,000 shares of its Series A Preferred Stock (the "Shares") to the Purchaser;

         WHEREAS, the Purchaser desires to purchase the Shares, and the Company desires to issue and sell the Shares to the Purchaser, on the terms and conditions set forth herein; and

         WHEREAS, the Company plans to use the proceeds it receives under this Agreement to acquire Retech International, Inc., a Colorado based company with patented enzyme technology to create fish meal and other potential products.

         NOW, THEREFORE, in consideration of the foregoing recitals and the mutual promises hereinafter set forth, the parties hereto agree as follows:

                                    ARTICLE 1
                         AGREEMENT TO SELL AND PURCHASE

         Subject to the terms and conditions hereof, at the Closing (as hereinafter defined) the Company hereby agrees to issue and sell to the Purchaser 2,500,000 shares of the Company's Series A Preferred Stock at a purchase price of $1.00 per share of Series A Preferred Stock.

                                    ARTICLE 2
                              CLOSING AND DELIVERY

Section 2.1 Closing. The closing under this Agreement (the "Closing") shall take place at 10:00 a.m. local time on the 11th day of May 1999, at the offices of Ballard Spahr Andrews & Ingersoll, LLP, 1225 17th Street, Denver, Colorado 80202, or at such other time or place as the Company and the Purchaser may mutually agree (the "Closing Date").

Section 2.2 Delivery. At the Closing, subject to the terms and conditions hereof, the Company will deliver to the Purchaser a certificate representing the number of Shares to be purchased at the Closing by the Purchaser in consideration of payment of the purchase price therefor by certified check or wire transfer made payable to the order of OTC America, Inc. less any amount required to be paid by Purchaser as an early termination penalty required as a result of engaging in this transaction as of the Closing Date. Such early termination penalty shall not exceed $100,000.00.

                                    ARTICLE 3
                         REPRESENTATIONS AND WARRANTIES

Section 3.1 Representations and Warranties of the Company. The Company hereby represents and warrants to the Purchaser as of the Closing Date as follows:

                  (1) Organization and Standing of the Company. The Company is a corporation duly organized and validly existing and in good standing under the laws of the State of Colorado. It has all requisite corporate power and authority to carry on its business as now being conducted, to enter into this Agreement and to carry out and perform the terms and provisions of this Agreement.

                  (2) Authorized Series A Preferred Stock. The Company is duly and lawfully authorized by its Articles of Incorporation, as amended, to issue 2,500,000 shares of Series A Preferred Stock, of which no shares are issued and outstanding. All Shares to be issued pursuant to this Agreement to the Purchaser shall be duly authorized by all other necessary corporate action, validly issued, fully paid, nonassessable, issued in compliance with state and federal securities laws and upon compliance with the exemptions promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and will be issued with a restrictive legend.

                  (3) The Company's Authority. The execution, delivery, and performance of this Agreement shall have been duly authorized by all requisite corporate action. This Agreement constitutes a valid and binding obligation of the Company enforceable in accordance with its terms (except as limited by bankruptcy, insolvency, or other laws affecting the enforcement of creditors' rights). The execution, delivery and performance of this Agreement will not conflict with any provision of the Articles of Incorporation and any amendments thereto, Bylaws and any amendments thereto, minutes or share certificates of the Company, or of any contract to which the Company is a party or otherwise bound.

                  (4) Financial Reports. The Company has furnished to the Purchaser its Annual Report for the year ended June 30, 1998 and its Quarterly Reports for the quarters ended September 30, 1998 and December 31, 1998 (collectively, the "Financial Reports"). All of Financial Reports present fairly the financial position of the Company as of the respective periods therein specified.

                  (5) Absence of Certain Changes or Events. Since December 31, 1998, there has not been any material adverse change in, or event or condition materially and adversely affecting, the condition (financial or otherwise), properties, assets, liabilities or, to the knowledge of the Company, the business or prospects of the Company.

                  (6) Brokers or Finders. All negotiations on the part of the Company relative to this Agreement and the transactions contemplated hereby have been carried on by the Company without the intervention of any person or as the result of any act of the Company in such manner as to give rise to any valid claim for a brokerage commission, finder's fee, or other like payment.

Section 3.2       Representations and Warranties by Purchaser.     The Purchaser
represents and warrants to the Company as of the Closing Date as follows:

                  (1) Investment Representations. Purchaser understands that the Shares have not been registered under the Securities Act. Purchaser also understands that the Shares are being sold pursuant to an exemption from registration under Section 4(2) of the Securities Act. Purchaser represents and warrants that it is acquiring the Shares with investment intent and not with the intent of further distribution. Purchaser further understands that the following restrictive legend will be on the certificates for all Shares received as a result of this Agreement:

         The Shares represented by the certificate have not been registered under the Securities Act of 1933 ("the Act") and are "restricted securities" as that term is defined in Rule 144 under the Act. The Shares may not be offered for sale, sold or otherwise transferred except pursuant to an effective registration statement under the Act or pursuant to an exemption from registration under the Act, the availability of which is to be established to the satisfaction of the Company.

                  (2) Purchaser Bears Economic Risk. The Purchaser has substantial experience in evaluating and investing in private placement transactions of securities in companies similar to the Company so that it is capable of evaluating the merits and risks of its investment in the Company and has the capacity to protect its own interests. The Purchaser must bear the economic risk of this investment. Accordingly, the Shares represent an illiquid investment. Purchaser also understands that circumstances such as a lack of any market for the Shares may be such that the Purchaser cannot transfer all or any portion of the Shares in the amounts or at the times the Purchaser might propose.

                  (3) Acquisition for Own Account. Purchaser is acquiring the Shares for the Purchaser's own account.

                  (4) Purchaser Can Protect Its Interest. Purchaser represents that by reason of its business or financial experience, Purchaser has the capacity to protect its own interests in connection with the transactions contemplated in this Agreement. Further, Purchaser is aware of no publication or any advertisement in connection with the transactions contemplated in the Agreement.

                  (5) Company Information. Purchaser has received and had a full opportunity to review the Company's Financial Reports and has had an opportunity to discuss the Company's business, management and financial affairs with directors, officers and management of the Company and has had the opportunity to review the Company's operations and facilities. Purchaser has also had the opportunity to ask questions of and receive answers from, the Company and its management regarding the terms and conditions of this investment and Purchaser desires no additional information with respect to the Company and this investment.

                  (6) State of Organization. Purchaser is a trust formed under the laws of Colorado.

                  (7) Brokers or Finders. All negotiations on the part of the Purchaser relative to this Agreement and the transactions contemplated hereby have been carried on by the Purchaser without the intervention of any person or as the result of any act of the Purchaser in such manner as to give rise to any valid claim for a brokerage commission, finder's fee, or other like payment.

                                    ARTICLE 4WARRANTIES

         All statements of fact contained herein, any certificate or schedule delivered by or on behalf of the Company or the Purchaser pursuant to the terms hereof, shall be deemed representations and warranties made by the Company and the Purchaser, respectively, to each other under this Agreement. The representations and warranties of the parties shall survive the Closing for a period of one year.

                                    ARTICLE 5
                                  MISCELLANEOUS

Section 5.1 Amendment. This Agreement may be amended in any manner as may be determined in the judgment of the Board of Directors of the Company and the Purchaser to be necessary, desirable, or expedient in order to clarify the intention of the parties hereto or to effect or facilitate the purpose and intent of this Agreement, subject to the provision herein that any amendment shall be ineffective unless in writing and executed by the parties hereto.

Section 5.2 Counterparts and Facsimile Signatures. In order to facilitate the execution of this Agreement, the same may be executed in any number of counterparts and signature pages may be delivered by telefax.

Section 5.3 No Third Party Beneficiary. Nothing in this Agreement, express or implied, is intended to confer upon any person, other than the parties hereby and their respective successors, assigns, heirs, executors, administrators, or personal representatives, any rights or remedies under or by reason of this Agreement.

Section 5.4 Entire Agreement. This Agreement and the other documents delivered pursuant hereby constitute the full and entire understanding and agreement between the parties with regard to the subject hereof and no party shall be liable or bound to any other in any manner by any representations, warranties, covenants or agreements except as specifically set forth herein. All prior agreements and understandings are superseded by this Agreement.

Section 5.5 Governing Law. This Agreement shall be governed by the laws of the State of Colorado.

Section 5.6 Severability. In case any provision of this Agreement shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

Section 5.7 Notices. Any notice, communication, request, reply, or advice, hereinafter severally and collectively called "notice," in this Agreement provided or permitted to be given, made or accepted by either party to the other must be in writing and may be given by personal delivery or U.S. mail, or confirmed telefax. If given by mail, such notice must be sent by registered or certified mail, postage prepaid, mailed to the party at the respective address set forth below, and shall be effective only if and when received by the party to be notified. For purposes of notice, the addresses of the parties shall, until changed as hereinafter provided, be as follows:

         (1)      If to the Company:

                           OTC America, Inc.
                           Attention: Randy L. Phillips
                           600 Seventeenth St., Suite 950 South
                           Denver, Colorado 80202
                           Telefax: (303) 260-6486

                  with copies to:

                           Ballard Spahr Andrews & Ingersoll, LLP
                           Attention: Roger V. Davidson, Esq.
                           1225 17th Street, Suite 200
                           Denver, Colorado 80202
                           Telefax: (303) 296-3956

         (2)      If to the Purchaser:

                           Robert C. Dixon
                           Attention: _____________________
                           P.O. Box 100
                           Palmer Lake, CO 80133
                           Telefax: (719) 481-6708

or at such other address or telefax number as any party may have advised the other in writing.

Section 5.8 Attorney Fees. If any action at law or in equity, including an action for declaratory relief, is brought to enforce or interpret the provisions of this Agreement, the prevailing party shall be entitled to recover reasonable attorney fees from the other party or parties, which fees shall be in addition to any other relief which may be awarded.

Section 5.9 Indemnification by the Company. The Company agrees to indemnify and hold the Purchaser harmless against any loss, liability, damage or expense (including reasonable attorney fees and costs) which the Purchaser may suffer, sustain or become subject to as a result of or in connection with the breach by the Company of any representation, warranty, covenant or agreements of the Company contained in this Agreement. Notwithstanding the foregoing Purchaser shall not be entitled to make a claim against the Company, or be indemnified by the Company, with respect to any representation or warranty of the Company contained in this Agreement if Purchaser has been advised in writing, or otherwise has actual knowledge prior to the Closing of the inaccuracy, non-performance, non-fulfilment or breach which is the basis for such claim and the Purchaser completes the transactions contemplated in this Agreement notwithstanding such inaccuracies, non-performance, non-fulfilment or breach.

Section 5.10 Indemnification by the Purchaser. The Purchaser agrees to indemnify and hold the Company harmless against any loss, liability, damage or expense (including reasonable attorney fees and costs) which the Company may suffer, sustain or become subject to as a result of or in connection with the breach by the Purchaser of any representation, warranty, covenant or agreements of such Purchaser contained in this Agreement. Notwithstanding the foregoing, the Company shall not be entitled to make a claim against the Purchaser, or be indemnified by the Purchaser, with respect to any representation or warranty of the Purchaser contained in this Agreement if the Company has been advised in writing, or otherwise has actual knowledge prior to the Closing of the inaccuracy, non-performance, non-fulfilment or breach which is the basis for such claim and the Company completes the transactions contemplated in this Agreement notwithstanding such inaccuracies, non-performance, non-fulfilment or breach.

         IN WITNESS WHEREOF, this Agreement is hereby duly executed by each party hereto as of the date first written above.


COMPANY:

OTC AMERICA, INC.,
a Colorado corporation


By:/S/ Randy L. Phillips
   -------------------------------
       Randy L. Phillips, President

PURCHASER:

DIXON FAMILY CHARITABLE
REMAINDER TRUST

By:/S/ Robert C. Dixon
   ------------------------
     Robert Dixon, Trustee