Form 10QSB
period 1999-09-30
OTC AMERICA INC /CO/
filed 1999-11-22
CIK 803265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1999            Commission File Number 0-15992
                  ------------------                                   -------



                                OTC AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            COLORADO                                    84-1031311
--------------------------------           ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


600 17TH Street, Suite 950  Denver, Colorado                         80202
--------------------------------------------                      ----------
 (Address of principal executive offices)                         (Zip code)

                                 (303) 260-6482
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)



Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes_X_     No___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock,  $.0001 par value                          1,500,024
-------------------------------                -------------------------------
             Class                             Number of shares outstanding at
                                                    November 19, 1999


--------------------------------------------------------------------------------
                     This document is comprised of 10 pages.

FORM 10-QSB
1ST QUARTER

                                                       INDEX

                                                                                              Page


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements *

     Condensed balance sheet - September 30, 1999 (Unaudited)..............................     3

     Condensed  statements of operations - Three months ended September 30, 1999 and 1998, and July 1, 1997 (inception)
        through September 30, 1999 (Unaudited).............................................     4

     Condensed  statements of cash flows - Three months ended September 30, 1999 and 1998, and July 1, 1997 (inception)
        through September 30, 1999 (Unaudited) ............................................     5

     Notes to condensed financial statements (Unaudited)...................................     6

     Item 2.  Plan of operation............................................................     7


PART II - OTHER INFORMATION................................................................     8

     Item 1.  Legal Proceedings
     Item 2.  Changes In Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters To A Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

     Signatures ...........................................................................      9




     * The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.

Part I.  Item 1.  Financial information


                                OTC AMERICA, INC.
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                                   (Unaudited)
                               September 30, 1999

                                     ASSETS

CURRENT ASSETS
              Cash and cash equivalents.....................................................................   $ 2,069,817
              Advances to acquisition candidate (Note C)....................................................       187,938
              Preferred stock issuance costs, net ..........................................................        60,312
              Prepaid interest..............................................................................        18,750
                                                                                                               -----------
                                                                     TOTAL CURRENT ASSETS ..................     2,336,817

DEPOSITS....................................................................................................         1,444
                                                                                                               -----------
                                                                                                               $ 2,338,261
                                                                                                               ===========
                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
              Accrued expenses..............................................................................   $     8,214
              Due to related party (Note B).................................................................        32,599
                                                                                                               -----------
                                                                TOTAL CURRENT LIABILITIES ..................        40,813
                                                                                                               -----------
REDEEMABLE PREFERRED STOCK
              Series A preferred stock, no par value, 2,500,000 shares authorized;
                2,500,000 ($1.00 stated value), shares issued and outstanding
                recorded at fair value, includes $1,069,005 accrued accretion...............................     3,569,005
                                                                                                               -----------

SHAREHOLDERS' DEFICIT
              Preferred stock, no par value, 17,500,000 shares authorized;
                -0-shares issued and outstanding............................................................             -
              Common stock, $.0001 par value; 150,000,000 shares authorized;
                1,498,000 shares issued and outstanding ....................................................           150
              Additional paid in capital....................................................................       557,485
              Accumulated deficit, ($1,336,879 accumulated during development stage)........................    (1,829,192)
                                                                                                               -----------
                                                                             TOTAL SHAREHOLDERS' DEFICIT ...    (1,271,557)
                                                                                                               -----------
                                                                                                               $ 2,338,261
                                                                                                               ===========

                        See accompanying notes to condensed financial statements

                                OTC AMERICA, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                        For the three Months ended            July 1, 1997
                                                                              September 30,                   (inception)
                                                                       ----------------------------              Through
                                                                         1999               1998           September 30, 1999
                                                                       --------          ---------         ------------------
COSTS AND EXPENSES
              General and administrative............................  $  26,080          $  11,201            $     98,828
              Related party (Note B)................................          -              5,300                  16,468
              Amortization..........................................     21,286                  -                  31,929
                                                                      ---------          ---------            ------------
                                       TOTAL COSTS AND EXPENSES          47,366             16,501                 147,225
                                                                      ---------          ---------            ------------

NON-OPERATING INCOME (EXPENSE)
              Interest expense......................................   (893,043)                 -              (1,237,755)
              Interest income.......................................     20,814                  -                  40,667
              Realized gain on investments .........................      3,062                  -                   7,434
                                                                      ---------          ---------            ------------
                                     NET LOSS BEFORE INCOME TAXES      (916,533)           (16,501)             (1,336,879)


INCOME TAXES (NOTE D)...............................................          -                  -                       -
                                                                      ---------          ---------            ------------
                                                       NET LOSS       $(916,533)         $ (16,501)           $ (1,336,879)
                                                                      =========          =========            ============
NET LOSS PER COMMON SHARE:
              Basic and diluted.....................................  $   (0.61)         $   (0.03)
                                                                      =========          =========
SHARES USED FOR COMPUTING NET LOSS PER COMMON SHARE:
              Basic and diluted.................................      1,498,000            484,893
                                                                      =========          =========


   See accompanying notes to condensed financial statements

                          OTC AMERICA, INC.
                    (A Development Stage Company)
                  CONDENSED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                                                                             July 1, 1997
                                                                                                              (inception)
                                                                        For the three Months ended            July 1, 1997
                                                                              September 30,                   (inception)
                                                                       ----------------------------              Through
                                                                         1999               1998           September 30, 1999
                                                                       --------          ---------         ------------------
                                           NET CASH (USED IN)
                                        OPERATING ACTIVITIES        $ (141,967)          $ (11,201)           $ (392,314)

INVESTING ACTIVITIES
                                        NET CASH PROVIDED BY
                                        INVESTING ACTIVITIES                 -                   -                     -

FINANCING ACTIVITIES
   Third party expenses paid by shareholder on behalf
     of the Company, recorded as additional-paid-in capital.......           -              11,201                54,372
   Proceeds from issuance of preferred stock......................           -                   -             2,500,000
   Costs paid to issue manditorily redeemable
     preferred stock..............................................           -                   -               (92,241)
                                         NET CASH PROVIDED BY
                                         FINANCING ACTIVITIES                -              11,201             2,462,131

NET CHANGE IN CASH AND CASH EQUIVALENTS...........................    (141,967)                  -             2,069,817
Cash and cash equivalents, beginning..............................   2,211,784                   -                     -
Cash and cash equivalents, ending.................................  $2,069,817           $       -           $ 2,069,817

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest............................................  $  112,500           $       -           $   187,500
Cash paid for income taxes........................................  $        -           $       -           $         -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in satisfaction amounts due to shareholder...........  $        -           $       -           $    16,467



       See accompanying notes to condensed financial statements

                                OTC AMERICA, INC.
                           A Development Stage Company

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 1999


Note A:  Basis of presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report dated June 30, 1999 and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on July 1, 1997 and its purpose is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

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

Note B:  Related party transactions

At June 30, 1999 the Company owed the officer of the Company $21,823 for certain expenses paid by the officer on behalf of the Company. During the three months ended September 30, 1999, the officer paid an additional $10,776 in expenses on behalf of the Company, which resulted in a net due to the officer at September 30, 1999 of $32,599.

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


Note C:  Advances to acquisition candidate

During the three months ended September 30, 1999 the Company advanced $187,938 to an acquisition candidate. If the acquisition is closed, the Company will record the $187,938 as part of the purchase price. In the event the acquisition does not close, the Company will charge any amounts that are not recovered to operations.

Note D:  Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended September 30, 1999 resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $0 income taxes.

Part I.  Item 2.     Plan of operation
                                OTC AMERICA, INC.
                           A Development Stage Company

PLAN OF OPERATION

The plan of the Registrant's management, for the next twelve months, is to focus on acquiring an operating entity. The sole officer and director has been seeking possible merger candidates and expects to consummate a transaction in the near future. The Registrant has identified one potential acquisition to whom $187,938 has been advanced as partial consideration for the purchase. At September 30, 1999 the Registrant had $2,069,817 with which to acquire an operating entity, however no acquisitions have been consummated.

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

RESULTS OF OPERATIONS

No operations were conducted during the most recent quarter. Since February 1989, the Company has been an inactive shell company. Any expenses incurred since 1989 have been related to legal, accounting and stock transfer agent fees in order to provide stock transfer services to current shareholders and to comply with reporting as required by the Securities Exchange Act of 1934, and costs associated with the search for possible merger candidates. The Registrant advanced $187,938 to an operating company that the Registrant is contemplating acquiring.

The Registrant reentered the development stage on July 1, 1997, commensurate with the change of control which occurred November 11, 1997. There were no significant activities between July 1, 1997 and November 11, 1997 which would precipitate the effective date of reentering the development stage as of November 11, 1997 versus July 1, 1997 the beginning of the Registrant's fiscal year.

FINANCIAL CONDITION

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

The Company incurred approximately $92,241 in various transaction fees and costs as in connection with the issuance of the preferred stock. The $92,241 has been recorded in the accompanying financial statements as a deferred charge titled preferred stock issuance costs, net of $31,929 of accumulated amortization. The costs are amortized over thirteen months which approximates the period prior to mandatory redemption. For the three months ended September 30, 1999, the Company recorded $21,286 in amortization expense.

Due to the mandatory redemption provisions of the preferred stock, the Company has recorded the preferred stock outside of the equity section. Accumulated accretion of $1,069,005 was recorded at September 30, 1999. Accretion expense of $780,543 was charged to interest expense during the three months ended September 30, 1999. Dividend payments, totaling $112,500 have accordingly been charged to interest expense during the three months ended September 30, 1999.

Part I.  Item 2.     Plan of operation
                                OTC AMERICA, INC.
                           A Development Stage Company

FINANCIAL CONDITION CONTINUED

At September 30, 1999, the Company has no operations or cash flows. The Company's business plan for fiscal year 2000 is to acquire an operating company with sufficient cash flow to support the service of the preferred stock and to redeem the preferred stock. There is no assurance that a merger candidate will be found or if found, would generate sufficient cash flows. In addition, the Company plans to issue equity capital to meet the mandatory redemption requirements of the preferred stock. The Company's ability to achieve the foregoing elements of its business plan, which may (or will) be necessary to service the dividend requirements and to permit the redemption of the preferred stock is uncertain. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PART II - OTHER INFORMATION

Items 1 Through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

         (a)  Exhibits

                  27*  Financial Data Schedule.

(b) Reports on Form 8-K were filed on:

                  None

                                   SIGNATURES



The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended September 30, 1999 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                         OTC AMERICA, INC.
                                         -------------------
                                         (Registrant)


DATE:  November 19, 1999             BY: /s/ Randy Phillips
                                         -------------------
                                         Randy Phillips
                                         President