Form 10QSB
period 1999-12-31
OTC AMERICA INC /CO/
filed 2000-02-25
CIK 803265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1999               Commission File Number 0-15992
                  -----------------                                      -------



                                OTC AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            COLORADO                                    84-1031311
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


600 17th Street, Suite 950 South   Denver, Colorado       80202
---------------------------------------------------     ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock,  $.0001 par value                       2,400,024
--------------------------------------------------------------------------------
            Class                          Number of shares outstanding at
                                                 February 24, 2000

                     This document is comprised of 10 pages.

FORM 10-QSB

2ND QUARTER

                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements *

Condensed balance sheet  December 31, 1999 (Unaudited) .....................   3

Condensed statements of operations - Three and six months ended
  December 31, 1999 and 1998, and July 1, 1997 (inception)
  through December 31, 1999 (Unaudited) ....................................   4

Condensed statements of cash flows Six months ended December 31, 1999 and 1998, and July 1, 1997 (inception)

   through December 31, 1999 (Unaudited) ...................................   5

Notes to condensed financial statements (Unaudited) ........................   6

Item 2.  Plan of operation .................................................   7

PART II - OTHER INFORMATION ................................................   8

  Item 1.  Legal Proceedings
  Item 2.  Changes In Securities

  Item 3.  Defaults Upon Senior Securities
  Item 4.  Submission of Matters To A Vote of Security Holders
  Item 5.  Other Information
  Item 6.  Exhibits and Reports on Form 8-K

Signatures .................................................................   9


* The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.

Part I.  Item 1.  Financial Information

                                OTC AMERICA, INC.
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET

                                   (Unaudited)

                                December 31, 1999

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents .................................  $   565,471
  Advances to acquisition candidate (Note C) ................    1,540,947
  Preferred stock issuance costs, net .......................       39,026
  Prepaid interest ..........................................       18,750
                                                               -----------
                                         TOTAL CURRENT ASSETS    2,164,194

DEPOSITS.....................................................        1,444
                                                                     $ 2,165,638

                                                               ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable...........................................  $     6,731
  Due to related party (Note B)..............................       16,846
                                                               -----------
                                    TOTAL CURRENT LIABILITIES       23,577

REDEEMABLE  PREFERRED STOCK Series A preferred  stock,  no par value,  2,500,000
  shares  authorized;   2,500,000  ($1.00  stated  value),   shares  issued  and
  outstanding recorded at fair value, includes

  $1,574,062 accrued accretion...............................    4,074,062


SHAREHOLDERS' DEFICIT
  Preferred stock, no par value, 17,500,000 shares
  authorized; -0- shares issued and outstanding..............            -
  Common stock, $.0001 par value; 150,000,000 shares
  authorized; 2,400,024 shares issued and outstanding........          240
  Additional paid in capital.................................      600,218
  Accumulated deficit, ($2,040,146 accumulated during
  development stage).........................................   (2,532,459)
                                  TOTAL SHAREHOLDERS' DEFICIT   (1,932,001)
                                                               -----------
                                                                     $ 2,165,638

                                                               ===========
            See accompanying notes to condensed financial statements


                                OTC AMERICA, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                                         July 1, 1997
                                                                                                          (inception)
                                               Three Months Ended           Six Months Ended                through
                                                    December 31,                December 31,              December 31,
                                               1999           1998         1999             1998              1999
                                          -----------    -----------    -----------   -----------         ------------
COSTS AND EXPENSES
  General and administrative...........   $    80,636    $    15,460    $   106,716   $    26,661         $    179,464
  Related party (Note B)...............          --            1,800           --           7,100               16,468
  Amortization ........................        21,286           --           42,572           --                53,215
                                          -----------    -----------    -----------   -----------         ------------
               TOTAL COSTS AND EXPENSES       101,922         17,260        149,288        33,761              249,147

NON-OPERATING INCOME (EXPENSE)
  Interest expense.....................      (617,557)          --       (1,510,600)          --          $ (1,855,312)
  Interest income......................        16,212           --           37,026           --                56,879
  Realized gain on investments.........          --             --            3,062           --                 7,434
                                          -----------    -----------    -----------   -----------         ------------
                  NET LOSS BEFORE TAXES      (703,267)       (17,260     (1,619,800)      (33,761)          (2,040,146)

INCOME TAXES (NOTE D)..................          --             --             --             --
                                          -----------    -----------    -----------   -----------         ------------
                               NET LOSS   $  (703,267)   $   (17,260)   $(1,619,800)  $   (33,761)        $ (2,040,146)
                                          ===========    ===========    ===========   ============        ============
NET LOSS PER COMMON SHARE:
  Basic and diluted....................   $     (0.29)                  $     (0.83)
                                          ===========                   ===========
SHARES USED FOR COMPUTING NET LOSS PER
COMMON SHARE:
  Basic and diluted....................     2,400,024                     1,950,024
                                          ===========                   ===========

            See accompanying notes to condensed financial statements


                                OTC AMERICA, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                  July 1, 1997
                                                                                  (inception)
                                                            Six Months Ended        through
                                                              December 31,        December 31,
                                                          1999           1998        1999
                                                       ----------    ---------    ----------
                                   NET CASH (USED IN)
                                 OPERATING ACTIVITIES  $ (120,366)   $ (26,661)   $ (370,713)
                                                       ----------    ---------    ----------
                                                         (120,366)     (26,661)     (370,713)
INVESTING ACTIVITIES
  Cash paid in acquisition of subsidiary.............  (1,525,947            -    (1,525,947)

                                   NET CASH (USED IN)  ----------    ---------    ----------
                                 INVESTING ACTIVITIES  (1,525,947            -    (1,525,947)

FINANCING ACTIVITIES
  Third party expenses paid by shareholder on behalf
    of the company, recorded as
    additional-paid-in-capital........................          -       26,661        54,372
  Proceeds from issuance of preferred stock...........          -            -     2,500,000
  Costs paid to issue manditorily redeemable
    preferred stock...................................          -            -       (92,241)
                                                       ----------    ---------    ----------
                                 NET CASH PROVIDED BY
                                 FINANCING ACTIVITIES           -       26,661     2,462,131
                                                       ----------    ---------    ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                (1,646,313)           -       565,471
Cash and cash equivalents, beginning..................  2,211,784            -           -
                                                       ----------    ---------    ----------
Cash and cash equivalents, ending..................... $  565,471    $       -    $  565,471
                                                       ==========    =========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest...............................  $  225,000   $       -     $  300,000
                                                       ==========    =========    ==========
Cash paid for income taxes...........................  $        -   $       -     $        -
                                                       ==========    =========    ==========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in satisfaction of amounts due to
  shareholder........................................ $   40,000   $  16,468   $   56,467
Stock issued related to acquisition of subsidiary.... $   15,000   $       -   $   15,000


            See accompanying notes to condensed financial statements

                                OTC AMERICA, INC.

                           A Development Stage Company

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

                                December 31, 1999

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

1998:

During the three and six months ended December 31, 1998, an individual who is the sole officer and director of the Company, provided consulting, office space and administrative services to the Company valued at $1,800 and $7,100, respectively. This amount is included in the financial statements as costs and expenses, related party.

The Company incurred certain legal, accounting, transfer agent fees and general and administrative costs during the six months ended December 31, 1998 totaling $26,661 which were paid on behalf of the Company by the same individual mentioned above. The $26,661 has been reported in the financial statements as additional-paid-in capital.

1999:

At June 30, 1999 the Company owed the officer of the Company $21,823 for certain expenses paid by the officer on behalf of the Company. During the three months ended December 31, 1999 the Company satisfied this obligation by issuing 650,000 shares of the Company's restricted common stock to the officer. The issuance of the stock was valued at the amount of the liability and for previous expenses that had been credited to paid in capital, for a total of $40,000. On the date of the issuance, the Company's common stock had a market value of $.02 per share.

During the six months ended December 31, 1999 the officer paid an additional $16,846 in expenses on behalf of the Company, which the officer anticipates reimbursement. Therefore, the Company has recorded a payable due to the officer at December 31, 1999 for $16,846.

Note C:  Advances to acquisition candidate

During the six months ended December 31, 1999, the Company advanced $1,525,947 to an acquisition candidate. The cash advances were used to pay certain expenses and liabilities of the proposed acquired company. The Company also issued 150,000 shares of its restricted common stock to an individual for purchase of equipment that will be used by the acquisition candidate. The transaction was valued at $15,000. If the acquisition is closed, the Company will record the $1,540,947 as part of the purchase price. In the event the acquisition does not close, the Company will charge any amounts that are not recovered to operations. See Plan of Operations.

Note D:  Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three and six months ended December 31, 1999 resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $0 income taxes.

Part I.  Item 2.     Plan of operation

                                OTC AMERICA, INC.

                           A Development Stage Company

PLAN OF OPERATION

The plan of the Registrant's management, for the next twelve months, is to focus on acquiring an operating entity. The sole officer and director has been seeking possible merger candidates and expects to consummate a transaction in the near future. The Registrant has identified one potential acquisition to whom $1,540,947 has been advanced as partial consideration for the purchase. At December 31, 1999 the Registrant had $585,471 with which to acquire or complete the acquisition of an operating entity, however no acquisitions have been consummated.

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

RESULTS OF OPERATIONS

No operations were conducted during the most recent quarter. Since February 1989, the Company has been an inactive shell company. Any expenses incurred since 1989 have been related to legal, accounting and stock transfer agent fees in order to provide stock transfer services to current shareholders and to comply with reporting as required by the Securities Exchange Act of 1934, and costs associated with the search for possible merger candidates. The Registrant advanced $1,540,947 to an operating company that the Registrant is contemplating acquiring.

The Registrant reentered the development stage on July 1, 1997, commensurate with the change of control which occurred November 11, 1997. There were no significant activities between July 1, 1997 and November 11, 1997 which would precipitate the effective date of reentering the development stage as of November 11, 1997 versus July 1, 1997 the beginning of the Registrant's fiscal year.

FINANCIAL CONDITION

On May 11, 1999 the Company issued 2,500,000 shares of its Series A Preferred Stock for $2,500,000. The p[referred stock is mandatorily redeemable, at the option of the holder, thirteen months after the date the stock was issued. The stock has a stated value of $1.00 per share and is redeemable at $2.00 per share or $5,000,000. Dividends, at the rate of eighteen percent per year of the stated value of the stock, are payable monthly from the date of issuance commencing thirty days after issuance. The holder of the preferred stock is entitled to dividends at the rate of nine percent per year of the stated value of the preferred stock for a period of two years after the mandatory redemption date, regardless of whether the Company redeems the stock in accordance with the mandatory redemption provisions. In the event of any liquidation, the holder of the preferred stock is entitled to receive, prior and in preference to, any distribution of any of the assets or surplus funds of the Company to the holders of the Company's common stock, two times the stated value of the preferred stock plus all unpaid dividends.

The Company incurred approximately $92,241 in various transaction fees and costs in connection with the issuance of the preferred stock. The $92,241 has been recorded in the accompanying condensed financial statements as a deferred charge titled preferred stock issuance costs, net of $53,215 of accumulated amortization. The costs are amortized over thirteen months which approximates the period prior to mandatory redemption. For the six months ended December 31, 1999, the Company recorded $42,572 in amortization expense.

Due to the mandatory redemption provisions of the preferred stock, the Company has recorded the preferred stock outside of the equity section. Accumulated accretion of $1,574,062 was recorded at December 31, 1999. Accretion expense of $1,285,600 was charged to interest expense during the six months ended December 31, 1999. Dividend payments, totaling $225,000 have accordingly been charged to interest expense during the six months ended December 31, 1999.

At December 31, 1999, the Company has no operations or positive cash flows from operations. The Company's business plan for fiscal year 2000 is to acquire an operating company with sufficient cash flow to support the service of the preferred stock and to redeem the preferred stock. There is no assurance that a merger candidate will be found or if found, would generate sufficient cash flows. In addition, the Company plans to issue equity capital to meet the mandatory redemption requirements of the preferred stock. The Company's ability to achieve the foregoing elements of its business plan, which may (or will) be necessary to service the dividend requirements and to permit the redemption of the preferred stock is uncertain. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PART II - OTHER INFORMATION

Items 1 Through 4 - No response required.

Item 5 - Other Information. On February 17, 2000, the Company announced the execution of a letter of intent to acquire Xtelegent Web Solutions, Inc.
(formerly known as NGT Holdings Ltd and d/b/a A -Z net.com). The letter of intent provides for the issuance of 325,000 shares of the authorized, but unissued shares of the Company (on a post-forward split basis) to acquire all of the issued and outstanding shares of Xtelegent whereby Xtelegent will become a wholly owned subsidiary of the Company. Xtelegent is owned by Robert and David Dixon and a not for profit organization owned by these individuals. Robert W. Dixon and David J. Dixon are members of the Dixon family, who are the sole owners of the Series A Preferred stock issued by the Company and therefore the transaction must be deemed a related party transaction. During the due diligence and investigative stage of the acquisition process, the Company loaned a total of $1,540,947 to Xtelegent which will also be recorded as part of the purchase price if the transaction closes (see footnote C to the financial statements). The transaction is expected to close during March 2000.

Also on February 17, the Company's chief executive officer announced a four share for one share (4 for 1) forward split to be effected February 29, 2000. Trading will commence on the four-for-one split basis effective March 1, 2000.

Item 6 - Exhibits and reports on Form 8-K.

         (a)  Exhibits
                  10.1 Letter of Intent
                  27*  Financial Data Schedule.

         (b)  Reports on Form 8-K were filed on:

                  None

                                   SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six months ended December 31, 1999 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               OTC AMERICA, INC.
                                               -----------------
                                                 (Registrant)


DATE:           February 24, 1999              BY:/s/Randy Phillips
     ----------------------------              --------------------
                                               Randy Phillips
                                               President