Form 10QSB
period 2000-03-31
OTC AMERICA INC /CO/
filed 2000-05-30
CIK 803265

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock,  $.0001
    par value                                       10,996,096

    Class                          Number of shares outstanding at May 20, 2000


                    This document is comprised of 11 pages.

                                      INDEX

                                                                       PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements *

Condensed consolidated balance sheet - March 31, 2000 (Unaudited) ..    3

Condensed consolidated statements of operations -
  Three and nine months ended March 31, 2000 and 1999 ..............    4

Condensed consolidated statements of cash flows -
  Three and nine months ended March 31, 2000 and 1999 ..............    5

Notes to condensed consolidated financial statements (Unaudited) ...    6

Item 2.  Management's disscussion and analysis .....................    9

PART II - OTHER INFORMATION ........................................   11

  Item 1.  Legal Proceedings
  Item 2.  Changes In Securities
  Item 3.  Defaults Upon Senior Securities
  Item 4.  Submission of Matters To A Vote of Security Holders
  Item 5.  Other Information
  Item 6.  Exhibits and Reports on Form 8-K

Signatures .........................................................   12


* The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.

Part I.  Item 1.  Financial Information

                                       OTC AMERICA, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEET
                                          (Unaudited)
                                         March 31, 2000
                                             ASSETS
CURRENT ASSETS
  Cash and cash equivalents ....................................................................   $   329,972
  Accounts receivable ..........................................................................        93,151
  Due from related party .......................................................................       172,596
  Preferred stock issuance costs, net ..........................................................        17,740
  Prepaid expenses .............................................................................        33,217
  Prepaid interest .............................................................................        18,750
                                                                                                   -----------
                                                                            TOTAL CURRENT ASSETS       665,426

PROPERTY AND EQUIPMENT, NET ....................................................................       220,346
INTANGIBLE ASSETS, NET .........................................................................     4,375,393
DEPOSITS .......................................................................................         3,877
                                                                                                   -----------
                                                                                                   $ 5,265,042
                                                                                                   ===========
                             LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable .............................................................................   $    62,662
  Accrued expenses .............................................................................         8,412
  Unearned revenue .............................................................................        25,392
  Current portion of capital leases payable ....................................................        20,968
  Note payable .................................................................................     1,105,000
  Interest payable .............................................................................        28,374
  Due to related party (Note B) ................................................................       176,517
                                                                                                   -----------
                                                                       TOTAL CURRENT LIABILITIES     1,427,325


CAPITAL LEASES .................................................................................        59,877
REDEEMABLE PREFERRED STOCK
  Series A preferred stock, no par value, 2,500,000 shares authorized;
  2,500,000 ($1.00 stated value), shares issued and outstanding
  recorded at fair value, includes $2,079,119 accrued accretion ................................     4,579,119
SHAREHOLDERS' DEFICIT
  Preferred stock, no par value, 17,500,000 shares authorized;
  -0- shares issued and outstanding ............................................................          --
  Common stock, $.0001 par value; 150,000,000 shares authorized;
  10,900,096 shares issued and outstanding .....................................................         1,090
  Additional paid in capital ...................................................................     2,549,368
  Accumulated deficit...........................................................................    (3,351,737)
                                                                                                   -----------
                                                                     TOTAL SHAREHOLDERS' DEFICIT      (801,279)
                                                                                                   -----------
                                                                                                   $ 5,265,042
                                                                                                   ===========

      See accompanying notes to condensed consolidated financial statements


                                OTC AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended           Nine Months Ended
                                                                 March 31,                   March 31,
                                                           2000           1999          2000            1999
                                                       -----------    -----------    -----------    -----------
REVENUE
  Dial-up, net .....................................   $   112,399    $      --      $   112,399    $      --
COSTS AND EXPENSES
  Cost of dial-up revenue ..........................        33,636           --           33,636           --
  General and administrative .......................       116,974          7,563        223,690         34,224
  Depreciation and amortization ....................       153,967           --          196,539           --
                                                       -----------    -----------    -----------    -----------
                           LOSS FROM OPERATIONS ....      (192,178)         7,563       (341,466)        34,224
NON-OPERATING INCOME (EXPENSE)
  Interest expense .................................      (628,876)          --       (2,139,476)          --
  Interest income ..................................         1,776           --           38,802           --
  Realized gain on investments .....................          --             --            3,062           --
                                                       -----------    -----------    -----------    -----------
                          NET LOSS BEFORE TAXES ....      (819,278)        (7,563)    (2,439,078)       (34,224)
INCOME TAXES .......................................          --             --             --             --
                                                       -----------    -----------    -----------    -----------
                                       NET LOSS ....   $  (819,278)   $    (7,563)   $(2,439,078)   $   (34,224)
                                                       ===========    ===========    ===========    ===========
NET LOSS PER COMMON SHARE:
  Basic and diluted ................................   $     (0.08)                  $     (0.29)
                                                       ===========                   ===========
SHARES USED FOR COMPUTING NET LOSS PER COMMON SHARE:
  Basic and diluted ................................    10,033,428*                    8,544,540*
                                                       ===========                   ===========


      See accompanying notes to condensed consolidated financial statements

* Restated for 4:1 stock split effective March 1, 2000.


                                OTC AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                               Nine Months Ended
                                                                                                   March 31,
                                                                                             2000            1999
                                                                                          -----------    -----------
                                                                     NET CASH (USED IN)
                                                                  OPERATING ACTIVITIES    $    (3,293)   $   (34,224)
                                                                                          -----------    -----------
                                                                                               (3,293)       (34,224)
INVESTING ACTIVITIES
  Cash paid in acquisition of subsidiary, net of $19,535 received .....................    (1,878,519)          --

                                                                    NET CASH (USED IN)    -----------    -----------
                                                                  INVESTING ACTIVITIES     (1,878,519)          --
                                                                                          -----------    -----------

FINANCING ACTIVITIES
  Third party expenses paid by shareholder on behalf
    of the company, recorded as additional-paid-in-capital ............................          --           34,224
  Proceeds from issuance of preferred stock ...........................................          --             --
  Costs paid to issue manditorily redeemable
    preferred stock ...................................................................          --             --
                                                                                          -----------    -----------
                                                                  NET CASH PROVIDED BY
                                                                  FINANCING ACTIVITIES           --           34,224
                                                                                          -----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS ...............................................    (1,881,812)          --
Cash and cash equivalents, beginning ..................................................     2,211,784           --
                                                                                          -----------    -----------
Cash and cash equivalents, ending .....................................................   $   329,972    $      --
                                                                                          ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ................................................................   $   339,369    $      --
                                                                                          ===========    ===========
Cash paid for income taxes ............................................................   $      --      $      --
                                                                                          ===========    ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in satisfaction of amounts due to shareholder ............................   $    40,000    $    16,468

Stock issued related to acquisition of subsidiary .....................................   $ 1,965,000    $      --



               See accompanying notes to condensed financial statements

                                OTC AMERICA, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

                                 March 31, 2000

Note A:  Basis of presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report dated June 30, 1999 and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on July 1, 1997 and its purpose is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation. On February 29, 2000 the Company acquired 100% of the outstanding common stock of NGP Holdings Ltd., n/k/a Xtelegent Web Solutions, Inc. ("NGP"), a company incorporated on October 28, 1999 to purchase an on-going business formerly known as A-Z Net.com, now known as e.Nvizion Web Solutions, Ltd. Upon acquiring NGP, the company exited the development stage and commenced operations.

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

During the nine months ended March 31, 2000 the officer paid an additional $16,846 in expenses on behalf of the Company and loaned the Company $10,000 which the officer anticipates reimbursement. Therefore, the Company has recorded a payable due to the officer at March 31, 2000 for $26,846.

The Company's subsidiary, NGP made certain advances to an affiliate totaling $172,596. The same affiliate paid certain expenses of NGP during the nine months ended March 31, 2000 of which $149,671 of the liability due to the affiliate was acquired by the Company. The $149,671 is included in the accompanying consolidated condensed statements as due to related party.

Note C:  Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three and nine months ended March 31, 2000 resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $0 income taxes.

                                OTC AMERICA, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

                                 March 31, 2000

Note D:  Acquisition of NGP Holdings, Ltd.

The following unaudited pro forma condensed consolidated statement of operations gives effect to the acquisition of NGP as if it had occurred at the beginning of the period presented. The unaudited pro forma condensed consolidated statement of operations are not necessarily indicative of results of operations had the acquisition occurred at the beginning of the periods presented nor of results to be expected in the future.

The pro forma adjustments and the resulting pro forma consolidated condensed financial statements have been prepared based upon available information and certain assumptions and estimates deemed appropriate by the Company. A final determination of required purchase accounting adjustments and the allocation of the purchase price to the assets acquired based upon their respective fair values has not yet been made for the acquisition.

The pro forma consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of NGP as filed in the Company's form 8-K in May 2000.

            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              For the nine months ended March 31, 2000 (Unaudited)
                                                                                                            Pro forma
                                                                 OTC             NGP        Adjustments    Consolidated
Revenues ................................................   $   112,399    $   451,675            --     $   564,074
Operating expenses ......................................      (453,865)      (699,312)      (599,170)    (1,752,347)
(Loss) income from operations ...........................      (341,466)      (247,637)      (599,170)    (1,188,273)
Interest expense ........................................    (2,139,476)       (54,254)           --      (2,193,730)
Interest income .........................................        38,802           --              --          38,802
Realized gain on investments ............................         3,062           --              --           3,062
Net (loss) income .......................................    (2,439,078)      (301,891)      (599,170)    (3,340,139)
Net (loss) income per share - basic and diluted..........   $      (.29)   $    (12.08)                  $      (.34)
Basic and diluted shares outstanding ....................     8,544,540         25,000      1,300,000      9,844,540

Pro forma adjustments

The adjustment of $599,170 is the additional pro forma amortization of the excess of the purchase the Company paid over the fair value of the assets received. The excess was allocated to the customer list and valued at $2,696,267. The customer list will be amortized over 36 months. As reported in the Company's form 8-K, filed on or about May 15, 2000, the excess allocated to the customer list was $2,385,204. The variance of $311,063 is due to the purchase price as previously reported of $3,490,947 was adjusted to $3,848,054 ($1,898,054 in cash paid directly to NGP shareholders or to creditors of NGP and $1,950,000 of common stock of the Company).

The pro forma information shown for NGP is for the period July 1, 1999 through February 29, 2000 as the results of operations for the month ended March 31, 2000 was consolidated with the results of operations for the Company. The unaudited pro forma condensed consolidated financial information does not show any adjustments for a change in the income tax benefit as the total pro forma consolidated benefit for income taxes would be offset by any valuation allowance due to any deferred tax asset derived from net operating losses. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.


            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              For the nine months ended March 31, 1999 (Unaudited)
                                                                                                            Pro forma
                                                                 OTC             NGP        Adjustments    Consolidated
Revenues ................................................   $        --    $   371,842            --     $   317,842
Operating expenses ......................................       (34,224)      (631,211)    (1,157,074)    (1,822,509)
(Loss) income from operations ...........................       (34,224)      (313,369)    (1,157,074)    (1,504,667)
Interest expense ........................................            --        (12,826)           --         (12,826)
Interest income .........................................            --           --              --             --
Realized gain on investments ............................            --           --              --             --
Net (loss) income .......................................       (34,224)      (326,195)    (1,157,074)    (1,517,493)
Net (loss) income per share - basic and diluted..........   $     (0.01)   $    (13.05)                  $      (.26)
Basic and diluted shares outstanding ....................     4,641,192         25,000      1,300,000      5,941,192

Pro forma adjustments

The adjustment of $674,066 is the additional pro forma amortization of the excess of the purchase the Company paid over the fair value of the assets received. The excess was allocated to the customer list and valued at $2,696,267. The customer list will be amortized over 36 months. Further, an adjustment of $483,008 represents the amortization of goodwill recorded as a result of NGP's acquisition of A-Z Net.com

The pro forma information shown for NGP is for the period August 3, 1998 (inception) through March 31, 1999. The unaudited pro forma condensed consolidated financial information does not show any adjustments for a change in the income tax benefit as the total pro forma consolidated benefit for income taxes would be offset by any valuation allowance due to any deferred tax asset derived from net operating losses. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.

Note E: Shareholders Equity

On March 1, 2000 the board of directors approved a 4:1 forward stock split. The condensed consolidated financial statements have been retroactive restated to give rise to the forward split.

Note F: Subsequent Event

 On April 24, 2000 the Company completed the acquisition of AyrNet.net a division of Belmont Colvin, Inc. AryNet is a development stage, Linux-based,
wireless  broadband  internet  service  provider.   The  Company  issued  85,000
restricted shares of its common stock for certain assets of AyrNet.net.

Part I.  Item 2.     Management's Discussion and Analysis

                                OTC AMERICA, INC.

LIQUIDITY AND CAPITAL RESOURCES

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

The Company incurred approximately $92,241 in various transaction fees and costs as in connection with the issuance of the preferred stock. The $92,241 has been recorded in the accompanying condensed financial statements as a deferred charge titled preferred stock issuance costs, net of $74,501 of accumulated amortization. The costs are amortized over thirteen months which approximates the period prior to mandatory redemption. For the nine months ended March 31, 2000, the Company recorded $63,858 in amortization expense.

Due to the mandatory redemption provisions of the preferred stock, the Company has recorded the preferred stock outside of the equity section. Accumulated accretion of $2,079,119 was recorded at March 31, 2000. Accretion expense of $1,790,657 was charged to interest expense during the nine months ended March 31, 2000. Dividend payments, totaling $337,500 have accordingly been charged to interest expense during the nine months ended March 31, 2000.

At March 31, 2000 the Company has losses and negative cash flows from operations. The Company's business plan for fiscal year 2000 is to continue making acquisitions of operating companies with sufficient cash flow to support the service of the preferred stock and to redeem the preferred stock. There is no assurance that future acquisition candidates will be found or if found, would generate sufficient cash flows. In addition, the holders of the preferred stock have agreed to convert their holdings into 2,000,000 restricted shares of the Company's common stock. The company's ability to achieve the foregoing elements of it's business plan, is uncertain. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Part I.  Item 2.     Management's Discussion and Analysis, continued

                                OTC AMERICA, INC.

RESULTS OF OPERATIONS

No operations were conducted during the period July 1, 1999 through February 29, 2000. Any expenses incurred during that period have been related to legal, accounting and stock transfer agent fees in order to provide stock transfer services to current shareholders and to comply with reporting as required by the Securities Exchange Act of 1934. Additional expenses were incurred in the search for and the consummation of the acquisition of NGP. In light of the fact that the Company was essentially inactive through February 29, 2000, period-to-period comparisons of financial results are not meaningful. Nevertheless, the following information is provided.

                                     Revenue

The Company's revenues for the nine months ended March 31, 2000 were $112,399, compared to no revenue for the same period in 1999. Essentially all of this revenue was derived from internet services provided by NGP to dial-up customers.

In comparing nine months ended March 31, 2000, pro forma consolidated revenue to nine months ended March 31, 1999 pro forma consolidated revenue, increased $246,232, which was primarily due to the acquisition of NGP's dial-up customers.

                                 Cost of Revenue

The Company's cost of revenues for the nine months ended March 31, 2000 was $33,636, compared to none for the same period in 1999. Cost of revenues are the cost of telephone lines used in providing internet access to NGP's dial-up customers.

                            Other Operating Expenses

General and administrative expenses for the nine months ended March 31, 2000 were $223,690 compared to $34,224 for the same period in 1999. The increase of $189,466 was primarily due to the Company's acquisition of NGP.

In comparing nine months ended March 21, 2000 pro forma  consolidated  operating expenses to nine months ended March 31, 1999 pro forma consolidated operating expenses, there was a decrease of $70,162 which was primarily due to non-recurring start-up costs for NGP during the period ended March 31, 1999. Included in the pro forma consolidated operating expenses are charges for amortization of goodwill and the amortization of the customer list. See notes to the pro forma condensed consolidated statements of operations for the nine months ended March 31, 1999.

The Company incurred depreciation and amortization expenses of $196,539 for the nine months ended March 31, 2000 as compared to none for the same period in 1999. This increase was due to the amortization of preferred stock issuance costs and the amortization of goodwill and a customer list obtained in the acquisition of NGP.

PART II - OTHER INFORMATION

Items 1 Through 4 - No response required.

Item 5 Other Information.

         On April 24, 2000 the Company completed the acquisition of AyrNet.net a division of Belmont Colvin, Inc. AryNet is a development stage, Linux-based, wireless broadband internet service provider. The Company issued 85,000 restricted shares of its common stock for certain assets of AyrNet.net.

Item 6 - Exhibits and reports on Form 8-K.

         (a)  Exhibits

              27*  Financial Data Schedule.

(b)      Reports on Form 8-K were filed on:

             The Company filed a Current Report on Form 8-K on March 15, 2000 to report the completion of the acquisition of Xtelegent Web Solutions, Inc.

                                   SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine months ended March 31, 2000 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OTC AMERICA, INC.
                                    -
                                    (Registrant)


DATE: May 19, 2000                  BY:
      -----------------             -----------------------------
                                    Randy Phillips
                                    President