Form 10KSB
period 2000-06-30
OTC AMERICA INC /CO/
filed 2000-11-21
CIK 803265

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number: 0-15992

                       e.NVIZION COMMUNICATIONS GROUP LTD
                 (Name of small business issuer in its charter)

             Colorado                                         84-1031311
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

               600 17th Street, Suite 950S, Denver, Colorado 80202 (Address of principal executive offices, including ZIP Code)

                    Issuer's telephone number: (303) 260-6482

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year ended June 30, 2000 were $550,940.

         The aggregate market value of the 12,742,368 shares of the issuer's outstanding common stock held by non-affiliates of the issuer was $2,389,194 as of November 17, 2000, based on the closing bid price of $0.1875 per share as reported on the OTC Bulletin Board on that date.

         The issuer had 45,000,288 shares of its common stock issued and outstanding as of November 17, 2000, the latest practicable date before the filing of this report.

                       e.NVIZION COMMUNICATIONS GROUP LTD

                     INDEX TO ANNUAL REPORT ON FORM 10-KSB

                                                                                                  Page
PART I .............................................................................................2
         Item 1. Description of Business............................................................2
         Item 2. Description of Property...........................................................36
         Item 3. Legal Proceedings.................................................................36
         Item 4. Submission of Matters to a Vote of Security Holders...............................36

PART II ...........................................................................................37
         Item 5. Market for Common Equity and Related Stockholder Matters..........................37
         Item 6. Management's Discussion and Analysis..............................................38
         Item 7. Financial Statements..............................................................46
         Item 8. Disagreements With Accountants on
                 Changes In and Accounting and Financial Disclosure...............................47

PART III ..........................................................................................47
         Item 9. Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act................................47
         Item 10. Executive Compensation...........................................................48
         Item 11. Security Ownership of Certain Beneficial Owners and Management...................48
         Item 12. Certain Relationships and Related Transactions...................................49
         Item 13. Exhibits and Reports on Form 8-K.................................................50

SIGNATURES.........................................................................................52

                CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In particular, we direct your attention to Item 1. Business, Item 2. Properties, Item 3. Legal Proceedings, Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation, and Item 6A. Quantitative and Qualitative Disclosures About Market Risk, and Item 8. Financial Statements and Supplementary Data. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend," and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

         Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from our expectations, including the following:

         o        we may lose customers or fail to grow our customer base;

         o we may not be able to sustain our current growth or to successfully integrate new customers or assets obtained through acquisitions;

         o        we may fail to compete with existing and new competitors;

         o we may not adequately respond to technological developments impacting the Internet;

         o we may fail to implement proper security measures to protect our network from inappropriate use, which could overload our network's capacity and cause us to experience a major system failure;

         o we may issue a substantial number of shares of our common stock, thereby causing significant dilution in the value of your investment;

         o        we may not be able to obtain needed financing.

         This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in this Annual Report on Form 10-KSB under the caption "Risk Factors," our other Securities and Exchange Commission filings, and our press releases.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS


HISTORY AND CURRENT STATUS

         e.NVIZION COMMUNICATIONS GROUP LTD. (Formerly, OTC America, Inc.), is a Colorado corporation. We were originally incorporated under the laws of the State of Colorado on June 13, 1986 for the primary purpose of providing management and business consulting services to start-up and development stage entities. In November, 1987, the Company acquired used printing equipment and started a printing business under the name American Printing. In February 1989, the Company discontinued all operations and became an inactive shell company. The Company had no operations between February 1989 and November 1997.

         In November 1997, Randy L. Phillips, who at June 30, 2000, was the Company's sole director, Chairman of the Company's Board of Directors and Chief Executive Officer ("CEO"), acquired approximately 13.8% of the Company's then outstanding common stock from a former director of the Company. In connection with that transaction, the former director appointed Phillips a director and CEO of the Company and himself resigned as a director and officer.

         Between November 1997 and November 1999/February 2000, The Company's operations consisted solely of seeking suitable acquisition candidates in accordance with the Company's evolving Plan of Operation as disclosed in the Company's Securities and Exchange Commission filings during that period. In May 1999, the Company raised $2,500,000 in a private placement of 2,500,000 shares of its Series A Preferred Stock in order to advance its evolving strategic plan. Ultimately, the Company focused on seeking suitable acquisition candidates in the Internet and telecommunication industries, in the belief that entering into one or both of these industries on an operating basis would offer the potential for valuable investor returns.

         During the calendar year 1999, the Company identified what it believed was a suitable acquisition candidate, XZ HOLDINGS LTD. (Formerly, A-Z NET. COM, INC.), an Internet service provider in Syracuse, New York with approximately 11,000 customers. In October 1999, the Company arranged for the acquisition of this target by a related party, e.NVIZION WEB SOLUTIONS (Formerly, NGP HOLDINGS LTD., "WEB SOLUTIONS"), a

Delaware corporation incorporated in October 1999. On November 5, 1999, WEB SOLUTIONS purchased substantially of the assets of XZ HOLDINGS LTD. WEB SOLUTIONS commenced operations on that date, dba A-Znet.com!, under management common to both the Company and WEB SOLUTIONS. On February 29, 2000, the Company acquired all of the outstanding capital stock of WEB SOLUTIONS, making WEB SOLUTIONS the Company's wholly-owned, operating subsidiary.

         The Company, through WEB SOLUTIONS is a full service Internet Company. We provide Internet-related services, products and solutions to individuals and small businesses located predominantly in smaller metropolitan markets and rural communities in New York State. We believe individuals and businesses in these markets value local content and service and have traditionally been under-served by other national on-line service providers. We believe this lack of service creates an opportunity for us to meet their growing demand for Internet access and services. We emphasize creating an integrated relationship with our subscribers by maintaining a strong local presence in all of our markets. We intend to continue to strengthen this relationship by launching local communities and by enhancing customer service through regional customer care centers.

         WEB SOLUTIONS currently provides dial-up access to the Internet, co-location services, dedicated Internet access, and Web hosting and Web page design services. WEB SOLUTIONS' basic rates for dial-up Internet access and Web hosting are $9.95/mo. (unlimited access, no set-up fee, four e-mail addresses, 10mb of "our domain" web space) and $19.95/mo. ($50 one-time set-up fee, 25mb of web space, two e-mail addresses), respectively. In the markets we serve, these are the lowest rates available for dial-up Internet access other than "free," and also for Web hosting. These rates are substantially less than the rate charged by national/larger ISPs, e.g., America Online charges $21.95/mo. for dial-up Internet access. Additional information regarding our existing and planned service/product offerings can be obtained at our website, www.envzn.com.

         As part of strengthening our relationship with our subscribers, we plan to create on-line geographic communities in each of our markets to enhance the on-line experience of our subscribers and to generate additional revenue. Each on-line community will be specific to a locale and will serve as a portal offering local, customized content, community message boards and chat rooms, Internet telephony, Web-based calendars and e-commerce, among other services.

         Our strategy is to expand our geographic presence, our customer and revenue base and our Web hosting and broadband capabilities. We intend to continue to acquire additional Internet service businesses in order to grow our access, development and presence services. We intend to expand our network infrastructure and increase our Internet access subscriber base by continuing to acquire other Internet service providers with a high concentration of small and medium-sized business customers.

         The broad acceptance of the Internet has created numerous opportunities for businesses to improve their competitive position in their markets. We believe the small and medium-sized business market generally offers significant opportunity for the growth of our business because of the large number of these businesses throughout the United States and their growing presence on the Internet. Small and medium-sized businesses are increasingly seeking third-party service providers to help them create, build and implement their Internet strategy. The analysis, design and implementation of an effective Internet solution require a range of skills, expertise and technology that only a limited number of small and medium-sized businesses possess. In response to these needs and the growth of the Internet as a vehicle for sales and services, we have developed a full array of services designed to address all of the Internet service requirements of our small and medium-sized business customers.

         Our mission statement is to be the best customer-driven provider of Internet access, Internet services and local content to smaller metropolitan markets and rural communities. We focus on markets that are not within the top 25 metropolitan statistical areas in the United States. We benefit from the relatively low fixed costs for personnel and facilities in our markets. When fully integrated, we also expect to benefit from the reduced telecommunications and operating costs resulting from our regional scale.

         Our objective is to become the leading single-source provider of voice, data, and video services to residential and small and medium-sized business consumers in each of our markets. We will achieve this goal by offering individual or bundled service options, superior customer service and competitive prices over our own enhanced communications network.

         We believe that we will enjoy significant competitive advantages due to our planned ability to:

         o deliver bundled services (voice, high-speed Internet access, and video programming) to any given customer on our own network;

         o        provide superior customer service;

         o deliver reliable, secure and high-speed services to our customer base; and

         o offer customers highly competitive price packages based on the bundling of services.

         In summary, we plan to utilize enhanced technology to provide differentiated, bundled service offerings to growing segments of the voice, high-speed data, and Internet and video communications markets. Among our many unique capabilities and plans is our ability to sell direct to residential subscribers -- which in turn will have pull through to commercial sales -- to emphasize customer service by concentrating on customer care and billing, and to target under-served areas. Finally, our ISP rollup campaign will provide a solid foundation for our position as a strong technical player in an increasingly competitive market.

INDUSTRY OVERVIEW

         In recent years, the Internet has experienced a rapid increase in its number of users. As a result, Internet access services is one of the fastest growing segments of the global communications services marketplace. According to a survey conducted by NUA Ltd. Internet Surveys, there were 201 million people online worldwide as of September 1999. This same study predicts that by 2005, the number of people online globally will increase to 350 million. NUA Ltd. reported that business-to-business online transactions in the United States alone were expected to reach $109 billion by the end of 1999 and $843 billion by 2002.

         The rapid development and growth of the Internet has resulted in an industry of local, regional and national Internet service providers in the United States. These companies provide Internet access to their subscribers by developing a proprietary network infrastructure, by purchasing Internet access from a wholesale provider or through a combination of both. Internet access services represent the means by which Internet service providers interconnect either businesses or individual consumers to the Internet's resources or to corporate intranets and extranets.

         Recent technological advances, combined with cultural changes and evolving business practices, have led to integration of the Internet into the activities of individuals and the operations and strategies of commercial organizations. Use of the Internet by individuals and small and medium-sized businesses has been accelerated by dramatic increases in cost-effective processing power and data storage capabilities in personal computer workstations and servers, as well as widespread availability of multimedia, fax/modem and networking capabilities. Today, businesses are increasingly recognizing that the Internet is fundamentally transforming the way they compete. This realization is forcing businesses to reevaluate their Internet strategies and review their entire operational models in order to align their business objectives more closely with their business processing and systems. Businesses are attempting to utilize innovative Internet solutions to improve their competitive position and take advantage of:

         o greater opportunities to attract and retain profitable customers;

         o        lower costs;

         o        improved operational efficiencies;

         o        strengthened supply chain partner relationships; and

         o        improved communications within organizations.

         As a result, businesses are increasingly seeking third-party service providers to help them create and build business-driven Internet solutions. To service this emerging need, traditional service providers such as management consultants, traditional information technology service providers and advertising firms have created groups within their organizations that focus on the Internet needs of their clients. Many of these traditional service providers lack, however, the breadth of services to provide comprehensive Internet solutions, and businesses have begun to seek new third-party providers that can provide them with Internet solutions balancing their strategy, marketing and technology needs. This demand has led to the emergence of integrated Internet services firms that have the expertise to service this emerging market and can also provide a structured approach to integrating strategy, marketing and technology to create a single, unified Internet solution.

         We believe that all of these factors provide us with significant opportunities for growth in this marketplace. Therefore, we intend to continue to focus on Internet access and e-commerce services for consumers both at home and in the workplace, and for small businesses.

OUR MARKET OPPORTUNITY

         The 25 largest metropolitan areas in the United States comprise only 50% of the U.S. population, leaving approximately 135 million individuals in hundreds of smaller markets as potential customers. In addition, the Internet penetration rate of these smaller markets is less than that of larger metropolitan areas. The local content to be provided by our geographic communities, our managerial talent, technological competence and localized sales and marketing skills provide us with what we believe are significant competitive advantages. Many of the national on-line service providers with whom we currently compete provide access in our markets which require long-distance toll calls, making access more expensive for subscribers. All of our networks are and will be accessible to our subscribers by a local telephone call.

         According to International Data Corporation, total United States ISP revenues are projected to grow from approximately $10.7 billion in 1998 to approximately $37.4 billion in 2003. In addition, International Data Corporation estimates that the number of users in the United States accessing the World Wide Web will increase from approximately 63 million at the end of 1998 to approximately 177 million in 2003.


OUR GROWING MARKET

         Internet use is experiencing dramatic growth in the number of users and the amount of user time spent on the Internet. International Data Corporation estimates that at the end of 1998 there were approximately 77 million Internet users in the United States and that by the end of 2002, the number of United States Internet users will increase to over 148 million. In the northeastern United States alone, Upside Magazine estimates that the number of Internet service subscribers will increase by approximately 30 million in the next three years. With respect to the use of the Internet and enhanced Web services by businesses, International Data predicts that the percentage of small and medium-sized businesses with on-line access will double in the next three years.

         The functionality and accessibility of the Internet have made it an increasingly attractive commercial medium by providing features that historically have been unavailable through traditional distribution channels. These advantages combined with the increasing availability of products and services over the Internet, and the presence of more and more companies and organizations on the Internet, have resulted in a huge demand for Web services. eMarketer predicts that the demand for Web services (including Internet access, Web hosting, Web site development, e-commerce solutions, Internet marketing solutions, demand for bandwidth.), which was $1 billion in 1998, will grow to $14 billion by 2003.


OUR STRATEGY

         We intend to enhance the value of our company by continuing to grow our subscriber base and then leveraging our subscriber base to increase revenues and reduce costs. The following are the key elements of our strategy.

     MAINTAIN A HIGH LEVEL OF CUSTOMER SATISFACTION. We believe our subscribers are satisfied with our service as evidenced by our low churn rate. We intend to maintain and grow our subscriber base by continuing to provide easy-to-use Internet access and local and national marketing initiatives, as well as continuing to focus on local presence, providing superior customer service and technical support and introducing new products and services.

     CONTINUE TO FOCUS ON LOCAL PRESENCE. We believe that having a strong local presence in our markets helps us create an integrated relationship with our subscribers and is a key factor in our high subscriber retention rates and strong word-of-mouth referrals. We maintain our local presence by operating offices staffed with local sales and service personnel and by targeting our advertising and marketing campaign on a local level. In addition, by creating geographic communities to provide local content and community functionality, we believe that we can offer value-added services to our subscribers which will result in frequent and extended traffic and incremental revenue.

     COMMUNITY PRESENCE AND INVOLVEMENT. We target our advertising and marketing initiatives on a local level, by, among other things, sponsoring local events. We serve our existing subscribers and intend to attract new subscribers through our local offices and commission-sale storefronts, staffed with local sales and service personnel which allow subscribers to stop in and sign up for our Internet access in person.

     CREATING GEOGRAPHIC COMMUNITIES. Our planned geographic communities will provide local content and community functionality. We believe that these services will become an integral part of our subscribers' daily routine, promoting increased usage and loyalty. In general, they will seek to aggregate content through alliances and partnerships with different providers. By sourcing customized content from our partners, we expect to offer each locale's subscribers specific access to local information of interest, such as local news, entertainment and community events. In addition to local newspaper content, we also plan to build out local e-commerce platforms in our geographic communities. As a targeted distribution mechanism for advertising and e-commerce products, we provide advertisers and e-commerce products with an efficient method of reaching their targeted markets. We have agreements with several local and national providers to bring content and functionality to our geographic communities. These agreements provide for revenue sharing based on fees for service and advertising.

     PROVIDE SUPERIOR CUSTOMER SERVICE AND TECHNICAL SUPPORT. We believe superior customer service is critical to our ability to retain existing subscribers and attract new subscribers. Our subscribers depend on the speed and reliability of our network and our ability to keep them connected to the Internet at all times. The knowledge and service-orientation of our customer service and technical support personnel is a key element in our ability to assist our subscribers in quickly resolving problems. To maintain the local, personalized nature of our customer service, we also intend to employ local customer service representatives who will be trained to respond to referrals from our planned regional customer care centers.

     We provide network monitoring and emergency subscriber assistance services from 9:00 a.m. to 12:00 midnight, Mondays through Fridays, holidays excluded. We plan to implement "24 x 7" technical support during 2001. In house technical personnel respond to telephone and e-mail inquiries. In June 2000, we moved all customer service and technical support services "in-house," in order to maintain the support levels required to retain customers in a competitive market. There can be no assurance, however, that our customer support resources will be sufficient to manage any expansion in our subscriber base. Any failure to adequately match customer support resources to projected increases in subscribers could adversely affect us.

     INTRODUCE NEW PRODUCTS AND SERVICES. We intend to capitalize on opportunities to sell more profitable, value-added products and services to our existing subscribers and to pursue opportunities to open new markets through new and existing products and services, including:

     o wireless and broadband services, which allow the simultaneous transmission of voice, video and data channels;

     o Web hosting, which allows subscribers to have a Web site using our Web servers and equipment;

     o Web design, which includes all facets of designing a Web site for a subscriber; and

     o e-commerce applications, which allow businesses to easily create and operate a `storefront' to sell merchandise over the Internet.

     REALIZE BENEFITS OF SCALE. A primary focus of our company is to realize the benefits of scale in the following areas:

     Incremental revenue streams. We expect to leverage our growing subscriber base and user traffic to establish relationships with sponsors that want an Internet presence, third-party vendors, Internet portals and content providers. We expect these relationships to generate sponsorship and e-commerce revenues. We anticipate that these relationships will be incorporated into our on-line geographic communities and into the portals/websites accessed through our local/regional POPs.

     Reduce costs. We intend to take advantage of a growing scale to increase our network and bandwidth purchasing power and consolidate business functions, thereby reducing our costs. Specifically, we intend to implement the following steps to reduce costs:

     o reduce our telecommunications costs system-wide by negotiating two or more relationships with national backbone providers to connect our subscribers to the Internet;

     o negotiate favorable local loop contracts, and establish and expand co-location arrangements with local exchange carriers to substantially reduce our local loop costs;

     o establish and expand private peering relationships to reduce our costs and improve access and reliability for our subscribers;

     o    consolidate our business functions;

     INCREASE FOCUS ON BUSINESS CUSTOMERS. We believe that one of the most rapid areas of growth in our revenue will be in business sales and service. Recognizing this potential, we are creating a dedicated business sales and service group. This new group will focus on the needs of small to medium-sized businesses in our markets. We intend to compete in this area with other national and regional providers through a local presence and by providing high quality customer service and competitive products. The types of services our dedicated business sales group may provide include:

     o dedicated Internet access, which provides a continuous connection to the Internet;

     o Web hosting, which offers businesses a presence on the Internet using our Web servers and related equipment;

     o Virtual Private Networks (VPN's), which allow businesses a secure means of transferring data between office locations and communicating with other users on the Web;

     o co-location facilities, which allow businesses to locate their own Web server at one of our points of presence; and

     o networking products, which consist of routers and local access networks.


     CONTINUE TO ACQUIRE ADDITIONAL ISPS. We intend to continue our growth by acquiring additional ISPs and subscribers within existing and contiguous markets to increase our density in these markets, and by acquiring independent ISPs and subscribers in targeted new markets to increase our scale and geographic scope. As of June 30, 2000, we had executed two Letters of Intent to acquire two ISPs, both in New York State, with a combined subscriber base of approximately 28,000. As of June 30, 2000, we were actively seeking financing to complete these acquisitions.

     The ISP industry remains fragmented, with over 8,300 ISPs in the United States as of June 1,2000, according to Internet.com. Many of these ISPs operate in the markets in which we will focus our strategy. When determining which ISPs to acquire, we focus on the following criteria:

     o    rapid revenue and subscriber growth;

     o    strong EBITDA margins;

     o    low subscriber turnover or churn rates;

     o proximity to our existing ISPs, or sufficient scale in a new target market;

     o    high density, defined as a high ratio of subscribers to POPs;

     o    limited competition;

     o consistent network platforms provided by common vendors that can be integrated readily into our network; and

     o    experienced and capable management teams.

     We believe ISPs in our target markets will continue to be attracted to and benefit from the opportunity to affiliate with us. We believe that we offer local ISP owners an attractive acquisition opportunity based upon, among other factors:

     o empowering local ISP owners to use their local market knowledge to build market share and density by providing them with access to sufficient capital and resources;

     o reducing telecommunications costs and improving network infrastructure attributable to a larger, national scale; and

     o offering current owners and employees a combination of liquidity and upside financial potential through equity ownership in a publicly traded entity.


PRODUCTS AND SERVICES

         We currently provide dial-up access to the Internet, co-location services, dedicated Internet access, and Web hosting and Web page design services. Together with planned offerings, we intend to offer a comprehensive, cost-effective range of Web and Internet services to business and residential customers in the Northeast United States. We are designing a scalable, state-of-the-art, private, fiber optic transport/data center network, which when deployed will be able to address comprehensive data intensive applications, including Voice Over Internet Protocol ("VoIP") and unified messaging services, and ensure the speed and performance necessary for mission-critical Internet and Web applications in commercial settings. Our products and services offerings will include:

     WEB HOSTING. Our planned, high capacity network services and state-of-the-art technology will enable us to provide advanced Web hosting services. We will provide our customers with data back up and Web site firewall protection, a comprehensive facility-wide security system, current Web traffic statistics for market tracking, and 24 x 7 network and Web site technical support.

     SERVER CO-LOCATION, WHOLESALE AND MANAGED SERVICES. From our Network Operations Center ("NOC") in Syracuse, New York, we can offer co-location, Web hosting, private-label-ISP and other managed services. This presents our existing and prospective customers with the convenience of having "in-house" server and/or modem banks without the responsibilities associated with supporting their own network infrastructure. Additionally, we expect to be providing managed services for outsource applications, including the wholesaling of VoIP gateway services and unified messaging. Our NOC features technology that reduces customers' bandwidth costs, increases their available bandwidth and extends redundancy. We provide our customers with 24 x 7 day network monitoring.


     HIGH SPEED BROADBAND INTERNET ACCESS, (WIRELESS AND DSL), AND FRAME RELAY, T-1 AND T-3 SERVICES. We believe these additional product offerings will accommodate the greater functionality and user requirements of our target markets while generating higher-margin profits over our existing product offerings. We are working with existing xDSL and ADSL wholesalers to provide underlying xDSL and ADSL capabilities, while maintaining the option of deploying xDSL and ADSL on our own at some later point in time when deemed economically feasible. At June 30, 2000, we were in negotiations with a fixed, wireless solutions provider to enter into a strategic alliance to offer wireless broadband Internet access and other wireless services/products in selected target markets in our existing subscriber footprint.

     DIAL-UP INTERNET ACCESS. We provide fast, reliable, low-cost dial-up access to the Internet to approximately 11,000 customers.


BUSINESS STRATEGY

         We plan to continue to penetrate our target secondary and tertiary markets in the Northeast by acquiring profitable, Web and Internet service providers, and to strengthen our regional organization, which is committed to being an efficient source of global communications services for our growing customer base. Our philosophy is to deliver cost-effective, comprehensive, state-of-the-art services while staying close to our customers.

         Following that philosophy, we are executing a multiple product line strategy by providing combinations of Web and Internet services to our customers. Also, we expect to expand our service offerings to include local and long distance telephone Services. We intend to build data centers in underserved secondary and tertiary markets. We will offer wholesale Internet and related services to independent Internet service providers. We will also continue to add national content providers to our Web pages to increase site loyalty.


TARGET MARKETS

         We plan to continue to penetrate secondary and tertiary Northeast markets through acquisitions of existing Internet, web design/hosting and other telecommunications service providers, and by consolidating and building enhanced Internet services operations in those markets. We are concentrating on small and medium size businesses in this segment because we believe the following:

     o Small and medium size businesses typically outsource their Web service requirements due to capital and personnel constraints (unlike larger firms in primary metropolitan markets, which, in most cases, support their own Web and telecommunications infrastructure);

     o There are approximately 1 million small and medium-size businesses in the Northeast (Source: Upside Magazine) many of which will need to develop e-commerce solutions to increase revenues and/or remain competitive;

     o The number of Internet subscribers in secondary markets in the Northeast alone could potentially rise by 30 million over the next three years (Source: eMarketer);

     o Small and medium sized businesses will exhibit higher customer loyalty and lower than average customer turnover;

     o Costs associated with providing services in secondary markets will be lower than the major urban markets, potentially resulting in higher margins;

     o Secondary markets are currently more fragmented because of undercapitalized local competitors, while still containing large customer bases;

     o There is greater potential to more quickly gain market share and secure market coverage through carefully selected acquisition candidates and an emphasis on customer service and product combinations; and

     o There is greater potential to develop strong regional brand recognition and brand equity in a shorter time.


SALES & MARKETING

         We intend to become one of the leading brands in the enhanced Internet services market in the Northeast. We do and will continue to sell our services via the Web, and using a knowledgeable sales force staffed by people native to our markets. We intend to maintain our in-house sales staff and hire additional sales personnel, while converting each acquired company's location into a regional sales office. Our sales and marketing strategy is as follows:


     BUILD OUT OUR EXISTING DIRECT INTERNET SALES FORCE. We are growing our existing sales force. We intend to hire a sales manager to head each branch-office sales force, and to hire additional, accomplished sales personnel who have Internet and telecommunications sales experience in their respective regions. We expect to build our sales force in each regional sales office to up to six people in the immediate term.

     PROACTIVE SALES PHILOSOPHY AND AGGRESSIVE ADVERTISING We are actively marketing our services to existing and potential customers in the New York through a number of marketing initiatives aimed at building our brand equity. Our marketing initiatives include or are planned to include: a telemarketing program for current and prospective customers; participation in industry trade shows; public relations exercises; aggressive print, billboard, and radio and television advertising; direct mail and e-mail solicitations. We plan to follow an aggressive pricing strategy for all of our products and services, and to emphasize to existing and potential customers our regional presence and enhanced Internet services infrastructure as an advantage over local and national competitors. We are also currently developing alternative distribution channels, and engaging potential agents or resellers who will retail our products and services. We plan to take advantage of the cross merchandising opportunities presented by the Internet by advertising and offering our bundled services on our resellers' and selected Web hosting customers' Web pages.

     PROMOTE VALUE-ADDED, BUNDLED SERVICES TO CUSTOMERS. We offer and plan to make additional offerings of value added, packaged services while retaining our regional focus, which will make us an attractive proposition for customers. We plan to bundle Web, Internet, local dial tone, and long distance services while providing convergent billing with real-time Web based access to account data. We also offer our customers the option of using a credit card billing system for monthly recurring local and flat rate charges.

     FOCUS ON CUSTOMER SERVICE. We are focused heavily on customer service. We plan to maintain first-line technical support at each branch, and we will upgrade established customer service operations to include fully convergent billing and customer care systems, accessible by a toll free telephone number, 24 hours per day, 7 days per week.


ACQUISITIONS

         A significant component of our growth strategy is to continue to penetrate markets by acquiring well-established Internet service providers, and/or Competitive Local Exchange Carriers ("CLECs") and long distance service providers. We then plan to integrate and bundle their services with our own, offering our customers an ever-widening, more comprehensive suite of products and services, typically on one integrated monthly bill.

         Our strategy is to initially purchase "anchor" Web or Internet service providers, CLECs or long distance service providers within a target market region, and then acquire other, complementary local companies. As we execute our acquisition strategy, we will integrate resources of the acquired companies into our broader network in order to bring increased scope and the benefits of economies of scale. Historically, networks and administrative functions of newly acquired companies can be integrated into a single system within 90 days. We further believe that economies of scale advantages will facilitate a reduction in operating costs of acquired companies. We plan to offer our complete product line to customers of our acquired companies immediately follow their acquisition in an effort to rapidly increase sales. We believe that our regional focus will enables us to better control costs and to maximize the financial, operating and marketing benefits of consolidating local Web and Internet services providers.


COMPETITION

         The market for Internet access and related services is extremely competitive. We expect competition to increase as Internet use grows and established national Internet service providers, telecommunications and computer equipment vendors expand their traditional products and services and new start-ups emerge. The significant financial resources of many of our competitors could lead to severe price cutting in an effort to secure market share, which could have a negative effect on our revenues and results of operations. Our competitors in the markets in which we operate include:

     o National and regional commercial Internet service providers such as Verio, Earthlink, Frontline Communications, Log-on-America, Business-on-line.com and OneMain;

     o Established on-line commercial information providers such as AOL, Prodigy and MSN;

     o Local Internet service providers in New York State who provide products and services that are similar to ours to small to medium sized businesses;

     o    Cable television operators such as Time Warner and AT&T Broadband
          Services;

     o National long distance telecommunications carriers such as AT&T, MCI/Worldcom, and Sprint;

     o    Computer hardware and software companies, such as IBM and Compaq;

     o    Regional telephone operating companies such as Verizon and Frontier;
          and

     o    "Free access" Internet services providers such as JUNO and NetZero.

         We also believe that new competitors will continue to enter the Internet access market, such as large computer hardware and software companies, media and telecommunications entities, and companies that provide direct service to residential customers, including cable television operators, wireless communication companies, local and long distance telephone companies and electric utility companies.

         Many of our competitors are larger and have greater financial, technical, and operating resources than we do. We will need to distinguish ourselves by our product and service knowledge, our responsiveness to our targeted market of small to medium-sized businesses, our ability to market and sell customized combinations of products and services within our market, and our capacity to offer a diverse Internet product line. We also believe that our ability to be flexible and to respond quickly in providing solutions to our customer's Internet needs will be an advantage over some of our competitors.

         As a result of an increase in the number of competitors, and vertical and horizontal integration in the industry, we currently face and expect to continue to face significant competition. Many of our competitors have greater market presence, brand recognition and financial, technical and personnel resources than we do, including, in some instances, a large, existing commercial subscriber base. Telecommunications providers also have the ability to bundle Internet access with basic local and long-distance telecommunications services. Other alternative service companies are approaching the Internet access market with various newer wireless terrestrial- and satellite-based service technologies.

         In addition, a number of national Internet service providers recently entered into alliances with traditional chain retailers under which the retailer will feature its allied Internet service provider in its stores. Examples include recently announced alliances between America Online and Wal-mart, America Online and Best Buy, and Microsoft Network and Kmart. These alliances may prove to have a significant negative impact on our business since these retail chains provide a ready-made distribution channel into our targeted smaller metropolitan markets and rural communities. In addition, the recently announced merger between America Online and Time Warner, Inc. will provide America Online with substantial content for its portal and the ability to offer broadband Internet access via cable, which could have a significant negative impact on our business.

         We believe the primary competitive factors that will enable us to succeed in our markets are our local presence, knowledgeable salespeople, responsive customer support personnel, quality technical support and local content. Other important factors include price, the timing of introductions of new products and services and industry and general economic trends.


PROPRIETARY RIGHTS

         Although we believe that our success is more a function of our infrastructure, the technical expertise of our personnel and customer service than our intellectual property or other proprietary rights, our success and ability to compete depends in part upon brand recognition and loyalty and the protection of the "way we do business." We rely on a combination of copyright, trademark and trade secret laws, and contractual restrictions, to establish and protect our intellectual property. It is our policy to require employees and consultants, and, when possible, suppliers to execute confidentiality agreements upon the commencement of their relationships with us. These agreements provide that confidential information developed or made known during the course of a relationship with us must be kept confidential and not disclosed to third parties except in specific circumstances. We cannot provide any assurances that the steps we have taken will be adequate to prevent misappropriation of any technology we develop or our "business plan," or that our competitors will not independently develop technologies that are substantially equivalent or superior to them. All Web content we produce is noticed as subject to copyright, and we are in the process of registering our brand name, "e.NVIZION," and our tag line, "Our Vision. Your Reality" for federal trademark protection.

REGULATION

GENERAL REGULATORY ENVIRONMENT.

         The telecommunications businesses in which we operate or intend to operate, namely, providing traditional long distance service, providing long distance service by means of IP Telephony and activities as a CLEC, are subject to extensive federal and state regulation. In particular, these services are subject to the provisions of the Communications Act of 1934, as amended, including amendments effected by the 1996 Telecommunications Act and the FCC regulations thereunder, as well as the applicable laws and regulations of the various states, including regulation by public utility commissions and other state agencies. Federal laws and FCC regulations apply to the facilities of and services offered by, telecommunications common carriers including regulating the prices charged, to the extent that those facilities are used to provide, originate, or terminate interstate communications. State regulatory authorities retain jurisdiction over telecommunications both originating and terminating within the state. The regulation of the telecommunications industry is changing rapidly and the regulatory environment varies substantially from state to state. Moreover, as deregulation at the federal level occurs, some states are reassessing the level and scope of regulation that may be applicable to us. All of our operations are also subject to a variety of environmental, safety, health, and other governmental regulations. We cannot assure that future regulatory, judicial, or legislative activities will not adversely affect us, or that regulators, competitors, or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

         The 1996 Telecommunications Act effected changes in regulation at both the federal and state levels that affect virtually every segment of the communications industry. The stated purpose of the 1996 Telecommunications Act is to promote competition in all areas of communications and to reduce unnecessary regulation to the greatest extent possible. While it will take years for the industry to feel the full impact of the 1996 Telecommunications Act, it is already clear the legislation provides us with both opportunities and challenges. The 1996 Telecommunications Act, among other things, allows the regional Bell operating companies to enter the long distance business and enables other entities, including entities affiliated with power utilities and ventures between local exchange companies and cable television companies, to provide an expanded range of telecommunications services. Entry of such companies into the long distance business would result in substantial competition to our intended telecommunications services (i.e., traditional long distance, IP Telephony, and local exchange carrier services) and may have a material adverse effect on our business, financial condition, and results of operations and cash flow.

         Under the 1996 Telecommunications Act, the regional Bell operating companies may immediately provide long distance service outside those states in which they provide local exchange service ("out-of-region" service) and long distance service within the regions in which they provide local exchange service ("in-region" service) upon meeting certain conditions. The 1996 Telecommunications Act does, however, impose certain restrictions on, among others, the regional Bell operating companies in connection with their provision of long distance services. Out-of-region services by regional Bell operating companies are subject to receipt of any necessary state and/or federal regulatory approvals that are otherwise applicable to the provision of intrastate and/or interstate long distance service. In-region services by regional Bell operating companies are subject to specific FCC approval and satisfaction of other conditions, including a checklist of pro-competitive requirements. The regional Bell operating companies may provide in-region long distance services only through separate subsidiaries with separate books and records, financing, management, and employees and all affiliate transactions must be conducted on an arm's length and nondiscriminatory basis. The regional Bell operating companies are also prohibited from jointly marketing local and long distance services, equipment, and certain information services unless competitors are permitted to offer similar packages of local and long distance services in their market. Further, the regional Bell operating companies must obtain in-region long distance authority before jointly marketing local and long distance services in a particular state. Additionally, AT&T and other major carriers serving more than 5% of prescribed long distance access lines in the United States are also restricted from packaging other long distance services and local services provided over regional Bell operating company facilities


FEDERAL REGULATION.

         The FCC has established different levels of regulation for dominant and non-dominant carriers. Of domestic common carrier service providers, only GTE, the regional Bell operating companies and other incumbent local exchange companies ("ILECs") are classified as dominant carriers and all other providers of domestic common carrier services, which will include us upon completion and approval of our planned applications for "CLEC status/licenses," are classified as non-dominant carriers. The 1996 Telecommunications Act provides the FCC with the authority to forebear from imposing any regulations it deems unnecessary, including requiring non-dominant carriers to file tariffs. On November 1, 1996, in its first major exercise of regulatory forbearance authority granted by the 1996 Telecommunications Act, the FCC issued an order de-tariffing domestic inter-exchange services. The order required mandatory de-tariffing and gave carriers nine months to withdraw federal tariffs and move to contractual relationships with their customers. A federal appeals court subsequently stayed this order.

         On April 18, 1997, the FCC ordered that the regional Bell operating companies and incumbent ILECs offering domestic interstate inter-LATA (local access and transport areas) services, in-region or out-of-region, be regulated as non-dominant carriers. However, such services offered in-region must be offered in compliance with the structural separation requirements mentioned above. AT&T was classified as a dominant carrier, but AT&T successfully petitioned the FCC for non-dominant status in the domestic interstate inter-exchange market in October 1995 and in the international market in May 1996. Therefore, certain pricing restrictions that once applied to AT&T have been eliminated. A number of parties have, however, sought the FCC's reconsideration of AT&T's status. We are unable to predict the outcome of these proceedings on its operations.

         On May 8, 1997, the FCC released an order intended to reform its system of interstate access charges to make that regime compatible with the pro-competitive deregulatory framework of the 1996 Telecommunications Act. Access service is the use of local exchange facilities for the origination and termination of interchange communications. The FCC's historical access charge rules were formulated largely in anticipation of the 1984 divestiture of AT&T and the emergence of long distance competition and were designated to replace piecemeal arrangements for compensating local exchange companies for use of their networks for access, to ensure that all long distance companies would be able to originate and terminate long distance traffic at just, reasonable, and non-discriminatory rates and to ensure that access charge revenues would be sufficient to provide certain levels of subsidy to local exchange service. While there has been pressure on the FCC historically to revisit its access pricing rules, the 1996 Telecommunications Act has made access reform timely. The FCC's recent access reform order adopts various changes to its rules and policies governing interstate access service pricing designed to move access charges, over time, to more economically efficient levels and rate structures. Among other things, the FCC modified rate structures for certain non-traffic sensitive access rate elements, moving some costs from a per-minute-of-use basis to flat-rate recovery, including one new flat rate element; changed its structure for interstate transport services; and affirmed that ISPs may not be assessed interstate access charges. In response to claims that existing access charge levels are excessive, the FCC stated that it would rely on market forces first to drive prices for interstate access to levels that would be achieved through competition but that a "prescriptive" approach, specifying the nature and timing of changes to existing access rate levels, might be adopted in the absence of competition. The FCC intends to address these and other related matters in subsequent proceedings.

         Though we believe that access reform through lowering and/or eliminating excessive access service charges will have a positive effect on its service offerings and operations, it cannot predict how or when such benefits may present themselves, or the outcome of any possible judicial appeal or petition for FCC reconsideration

         The FCC also released a companion order on universal service reform on May 8, 1997. The universal availability of basic telecommunications service at affordable prices has been a fundamental element of U.S. telecommunications policy since enactment of the Communications Act of 1934. The current system of universal service is based on the indirect subsidization of local exchange carrier pricing, funded as part of a system of direct charges on some local exchange carrier customers, including IXCs and above-cost charges for certain local exchange carrier services such as local business rates and access charges.

         In accordance with the 1996 Telecommunications Act, the FCC adopted plans to implement the recommendations of a Federal-State Joint Board to preserve universal service, including a definition of services to be supported and defining carriers eligible for contributing to and receiving from universal service subsidies. The FCC ruled, among other things, that: contributions to universal service funding be based on all IXCs' gross revenues from both interstate and international telecommunications services; only common carriers providing a full complement of defined local services be eligible for support; and up to $2.25 billion in new annual subsidies for discounted telecommunications services used by schools, libraries, and rural health care providers be funded by an assessment on total interstate and intrastate revenues of all IXCs. The FCC stated that it intends to study the mechanism for continued support of universal service in high cost areas in a subsequent proceeding. We are unable to predict the outcome of these proceedings or of any judicial appeal or petition for FCC reconsideration on its operations.

         On April 10, 1998, the FCC submitted a report to Congress in which it stated that telephone-to-telephone IP Telephony bears the characteristics of "telecommunications services" and that the providers of those services may be "telecommunications carriers," as those terms are defined in the 1996 Telecommunications Act. The FCC deferred a more definitive resolution of this issue until a more "fully-developed" record is available. However, the April 10, 1998 report states that, to the extent the FCC concludes that certain forms of telephone-to-telephone IP Telephony service are "telecommunications services," and to the extent the providers of those services obtain the same circuit-switched access as obtained by other IXCs and therefore impose the same burdens on the local exchange as do other IXCs, the FCC "may find it reasonable that they" become subject to the same regulations, including the requirement to pay access fees to local exchange carriers and to contribute to universal service subsidies.

STATE REGULATION.

         Companies conducting local and intrastate long distance telecommunications operations are subject to various state laws and regulations including, in many jurisdictions, certification and tariff filing requirements. Generally, these providers, which will include us upon completion and approval of our planned applications for "CLEC status/licenses," must obtain and maintain certificates of authority from regulatory bodies in most states in which it offers intrastate services.


RISK FACTORS

         You should carefully consider the risks described below before making an investment decision.


BECAUSE WE HAVE A LIMITED OPERATING HISTORY, WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR BUSINESS OR ACHIEVE PROFITABILITY.

         We were restructured in March 2000, and acquired our first Internet/Web services provider in February 2000. Our management team faces the challenge of successfully implementing company-wide administrative and operating systems and managing our newly acquired companies. We may not be able to successfully manage our business to achieve or maintain profitability of any of our individual Internet service providers, or overall. In addition, our pro forma financial results cover periods when we did not control or manage our Internet service providers and may not be indicative of our future financial results.

OUR GROWTH BY ACQUISITIONS STRATEGY IS RISKY.

         Our business strategy depends largely on our ability to expand into new markets and enhance our presence in our existing markets by acquiring additional Web/Internet service providers and telecommunications providers that meet our financial, geographic and other acquisition criteria. Although our acquisition strategy may provide opportunities for rapid growth, we will face numerous risks, including the following:

         o difficulty in combining newly acquired operations, technology and personnel;

         o loss of subscribers as a result of ownership or management changes;

         o        failure of acquired businesses to achieve expected results;

         o        diversion of management's attention from existing operations;

         o possible acquisition of substantial contingent or undisclosed liabilities;

         o risks of entering markets in which we have no direct prior experience.

We may not be successful in overcoming these risks or any other problems encountered in connection with future acquisitions.


COMPETING BIDS FOR INTERNET AND TELECOMMUNICATIONS SERVICE PROVIDERS MAY DRIVE UP PURCHASE PRICES AND LIMIT OUR ABILITY TO CARRY OUT OUR GROWTH STRATEGY.

         Our business strategy depends largely on our ability to expand into new markets and enhance our presence in our existing markets by acquiring additional Web/Internet service providers telecommunications providers that meet our financial, geographic and other acquisition criteria. We believe that competition from other companies, which seek to acquire and consolidate Web/Internet service providers and telecommunications providers, is significant and that acquisition prices may rise with the growth in demand for these companies in the future. We may not have sufficient financial resources to afford these higher prices. The potential increase in acquisition prices could increase the amount of goodwill and other intangibles allocated from the purchase price for these companies, which could adversely affect our financial condition, and operating results.


OUR SUCCESS DEPENDS ON OUR ABILITY TO RETAIN RANDY PHILLIPS AND OTHER KEY PERSONNEL.

         We believe that the related management experience of Randy L Phillips, our Chairman and CEO is critical to our success in our existing ISP business and in our growth by acquisition. The loss of his services would have a detrimental impact on our business. Our success will also depend on our ability to hire and retain other qualified management, including competent marketing, technical and sales personnel. We may be unable to locate and hire these personnel. We may also be unable to retain or integrate the personnel of acquired companies into our operations.


BECAUSE WE WILL DEPEND ON OTHER COMPANIES FOR TELECOMMUNICATIONS PRODUCTS AND SERVICES, WE MAY EXPERIENCE DELAYS AND INCREASED COSTS IF DEMAND FOR THESE ITEMS CONTINUES TO INCREASE.

         We will depend on major companies such as Applied Theory, Adelphia Business Solutions, AT&T, Cisco and Sprint to provide connectivity and equipment capacity to us. We will also depend on third-party suppliers of hardware components. As we and other ISPs/ICPs grow, our suppliers will face significant demand for their products; some of these suppliers may have limited resources and production capacity. If our suppliers fail to adjust to meet increasing demand, they may be unable to supply components and products in the quantities, at the quality levels and at the times required by us, or at all. In addition, prices for these components and products may increase significantly. If our suppliers fail to provide equipment and we are unable to develop alternative sources of supply, we will experience delays and increased costs in expanding our network.


THE INTERNET SERVICE MARKET CHANGES RAPIDLY AND WE MAY NOT BE SUCCESSFUL IN ADAPTING TO NEW TECHNOLOGIES OR ALTERNATIVE INTERNET ACCESS SYSTEMS.

         Our industry is characterized by rapidly changing technology, constantly evolving industry standards, emerging competition and frequent new service information. We are unable to predict whether we will have the necessary resources to adapt to this changing marketplace. For example, our existing ISP and likely ISP/ICP targets provide Internet access and communications services across telephone lines to computers. If the Internet becomes easily accessible by screen-based telephones, television or other electronic devices, or if the means of delivery changes to satellite or other wireless technology, we may need to change our network design and develop new technology. Our pursuit of these technological advances would require substantial time and expense. We cannot assure you that we will be successful in adapting our business to alternative access systems or that new technologies will be available or affordable for us.


WE MAY BECOME SUBJECT TO GOVERNMENT REGULATION WHICH COULD DECREASE OUR REVENUES AND INCREASE OUR COSTS.

         As an ISP, we are not subject to direct regulation by the Federal Communications Commission or any other governmental agency, other than the regulations applicable to businesses generally. However, we could become subject to the Federal Communications Commission or other regulatory agency regulation especially as Internet services and telecommunication services converge. We will become subject to certain of these regulations when we complete and obtain approval of our planned applications for "CLEC status/licenses," Changes in the regulatory environment could decrease our revenue and increase our costs. For example, the Federal Communications Commission may decide that Internet-based telephone services should be subject to pay carrier access charges on the same basis as traditional telecommunications companies

         The Federal Telecommunications Act of 1996 imposed fines on Internet service providers, in part, for providing access to indecent and obscene services. The United States Supreme Court found this part of the Federal Telecommunications Act of 1996 unconstitutional in June of 1997. However, on March 12, 1998, the Senate Commerce Committee approved two bills that attempt to reconstruct these unconstitutional provisions. Although it is too early to determine the ultimate course of these bills, and to evaluate the constitutionality of the proposals, these provisions, if enacted and upheld, could expose us to liabilities.

         Additional laws and regulations may be adopted with respect to the Internet, covering issues such as Universal Service Fund support payments, content, user privacy, pricing, libel, obscene material, indecency, gambling, intellectual property protection and infringement, technology export, and other controls. Other federal Internet-related legislation has been introduced which may limit commerce and discourse on the Internet. The Federal Communications Commission currently is considering:

         o whether Internet service providers are regulated telecommunications providers;

         o whether Internet service providers are required to contribute to the Universal Service Fund; and

         o how various companies in the Internet and telecommunications industries should be classified.


WE MAY FACE POTENTIAL LIABILITY FOR INFORMATION DISSEMINATED OVER OUR NETWORK.

         The law relating to liability of Internet service providers for information carried on or disseminated through their network is unsettled. Companies like ours face potential liability for the actions of subscribers and others using our systems, including liability for infringement of intellectual property rights, rights of publicity, defamation, libel and criminal activity including transmission of obscene materials. As the law in this area develops, our potential liability for information carried on or disseminated through our network could require us to implement measures to reduce our exposure to this liability, which may require the expenditure of substantial resources or the discontinuation of some product or service offerings, any of which could be detrimental to our business, financial condition and results of operation.


OUR SYSTEMS MAY BE VULNERABLE TO SECURITY RISKS OR UNINTENTIONAL INTERRUPTIONS IN SERVICE.

         Our systems will be vulnerable to computer viruses, sabotage, unauthorized access and other intentional or accidental actions of Internet users, subscribers, employees or others, which could result in temporary or prolonged delays in providing Internet-related service. Unauthorized access could also jeopardize confidential information of our customers stored in our or the customer's computer systems, which may deter potential subscribers and result in liability claims against us. Fixing problems caused by computer viruses or other inappropriate uses or security breaches may require interruptions, delays, or stops in service to our subscribers. Until more comprehensive and cost-effective security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet service industry in general, and our customer base and revenues in particular.

         Our business depends and will continue to depend on our ability to deliver high quality uninterrupted access to the Internet and/or other communications services interconnections. However, there is a risk that our services will be interrupted as a result of:

         o network equipment damage caused by natural disasters like earthquakes and fires;

         o        hardware failures at our operational centers;

         o increased stress on network hardware and traffic management systems;

         o local power losses or other telecommunications systems failures; and

         o capacity constraints either at a particular telecommunications facility or system wide.

         Any system failure that causes interruption in our service, particularly during our early stages of development, could have a negative effect on our business, financial condition and results of operations.


OUR NETWORK AND SYSTEM

NETWORK INFRASTRUCTURE

         Our telecommunications network currently is comprised of leased high-speed data lines and two POPs, which allow Internet access throughout Upstate New York State. These POPs permit customers in their service areas to access the Internet by making a local telephone call from a modem connected to their computers. We currently support a variety of modems, including 33.6 and V90 Kbps, at both of our POPs.

         Our network is monitored 24 hours a day, seven days a week by us from our NOC in Syracuse, New York. The NOC provides network monitoring, performance support and traffic management. It also furnishes real-time network status updates to our technical support and customer service staff and assists with problem resolution. Our technology team monitors and upgrades our network technology when necessary. Access to our NOC is limited to security personnel and technical team members.

         Our network equipment receives conditioned, or regulated, power to protect it from damaging voltage spikes and brownouts. Backup power systems automatically supply emergency power to our network equipment in the event of a total power outage. Our NOC contains a separate, dedicated industrial-specified air conditioner to reduce the heat generated by our equipment in order to prevent shut downs and the overheating of critical equipment and to allow our servers to operate at peak efficiency.

         Using a phased approach, we are now integrating our local network into a single, unified network with local and regional components. The specific phase one plan will connect networks in close geographic proximity to form a regional network with high speed, redundant Internet connections. Each regional network will have network connectivity to our planned data centers. Dual ATM/IP network will allow us to maintain cost effective and consistent connectivity to vital subscriber services located at our data centers.

         When fully integrated, our network will permit the implementation of a central, highly scalable server architecture. We are currently in contract negotiations with several telecommunications carriers to procure regional contracts for upstream Internet connectivity, regional ATM/IP network connectivity and regional network connectivity. The contracts, in their current form, will reduce network costs per subscriber in several areas, and allow us to respond quickly to new business requirements for network connectivity.


WE DEPEND UPON OUR NETWORK AND FACILITIES INFRASTRUCTURE.

         Our success depends upon our ability to implement, expand and adapt our network and data center infrastructure and support services to accommodate an increasing amount of data traffic and evolving customer requirements at an acceptable cost. This has required and will continue to require that we enter into agreements with providers of infrastructure capacity, equipment, facilities and support services on an ongoing basis. We cannot assure you that any of these agreements can be obtained on satisfactory terms and conditions. We also anticipate that future expansions and adaptations of our network infrastructure and data center facilities may be necessary in order to respond to growth in the number of customers served, increased demands to transmit and host larger amounts of data and more complex applications, and changes to our customers' product and service requirements.

This will require substantial financial, operational and managerial resources. In addition, if we do not attract customers to new data centers in a timely manner, or at all, our business would be adversely affected. We cannot assure you that we will be able to expand or adapt our network infrastructure to meet the industry's evolving standards or our customers' growing demands and changing requirements on a timely or cost-effective basis, or at all.


OUR NETWORK OR DATA CENTERS COULD FAIL, WHICH COULD NEGATIVELY IMPACT OUR REVENUES.

         Our success depends upon our ability to deliver reliable, high-speed access to the Internet and telecommunications interconnections, and upon the ability and willingness of our telecommunications providers to deliver reliable, high-speed telecommunications service through their networks. Our customers often have business-critical and confidential information in the Web sites we host for them, so we also must provide a reliable and secure platform for our Web hosting services, in a robust, reliable and secure physical environment. Our network and facilities, and other networks and facilities providing services to us, are vulnerable to damage, unauthorized access, or cessation of operations from human error and tampering, breaches of security, fires, earthquakes, severe storms, power losses, telecommunications failures, software defects, intentional acts of vandalism including computer viruses, and similar events, particularly if the events occur within a high traffic location of the network or at one of our data centers. A significant portion of our computer equipment, including components critical to the operation of our regional backbone, is located at our NOC in Syracuse, New York. Occasionally, we experience temporary outages and service interruptions in these facilities as a result of various events and factors. We believe that this type of service interruption is not abnormal in the industry. However, the occurrence of a natural disaster or other unanticipated problems at the NOC, key sites at which we locate routers, switches and other computer equipment which make up the backbone of our network infrastructure, or at one or more of our data centers, could substantially impact our business. Furthermore, the failure of an individual POP would result in interruption of service to the customers served by such POP until necessary repairs were effected or replacement equipment was installed.

         We have designed, deployed and are constantly upgrading our network infrastructure to minimize the risk of such system failure. In addition, we engage in capacity planning and perform field-testing before integrating new and emerging technology into the network. Nonetheless, we cannot assure you that we will not experience failures or shutdowns relating to individual facilities or even catastrophic failure of the entire network. Despite precautions we have taken, a natural disaster or other unanticipated problems at our NOC or POPs could result in interruptions in our services or significant damage to customer equipment. Any damage to or failure of our systems or service providers could result in reductions in, or terminations of, services supplied to our customers, which could have a material adverse effect on our business.

ALTHOUGH WE HAVE IMPLEMENTED NETWORK SECURITY MEASURES, OUR NETWORK MAY EXPERIENCE SECURITY BREACHES.

         We have implemented various network security measures, such as limiting physical and network access to our routers. Nonetheless, we cannot assure you that our network infrastructure will not be vulnerable to human error, intentional acts of vandalism, including computer viruses, break-ins and similar security breaches and disruptive problems caused by our customers or other Internet users. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessation in service to our customers. Such incidents could deter potential customers and adversely affect existing customer relationships.

         Security problems represent an ongoing threat to public and private data networks. Attacks upon the security of Internet sites and infrastructure continue to be reported with highly public and visible ramifications to some of the largest and most visited commercial Web sites. Inappropriate use of the network by third parties could potentially jeopardize the security of confidential information stored in our computer systems and our customer's computer systems. We may face liability and may lose potential subscribers as a result. Although we intend to continue to implement industry-standard security measures, such measures occasionally have been circumvented in the past, and we cannot assure you that our security measures will not be circumvented in the future. Addressing problems caused by computer viruses, break-ins or other problems caused by third parties could have a material adverse effect on us, and the cost of eliminating these security breaches could be prohibitively expensive.


PROVIDING SERVICES TO CUSTOMERS WITH MISSION-CRITICAL WEB SITES AND WEB-BASED APPLICATIONS COULD POTENTIALLY EXPOSE US TO LAWSUITS FOR CUSTOMERS LOST PROFITS OR OTHER DAMAGES.

         Because our Web site and application hosting services are critical to many of our customers' businesses, any significant security breaches or interruption in our services could result in claims of lost profits or other indirect or consequential damages by our customers. Our customers are required as a general matter to sign server order forms that incorporate our standard terms and conditions. Although these terms disclaim our liability for any such damages, a customer could still bring a lawsuit against us claiming lost profits or other consequential damages as the result of a service interruption or other Web site or application problems that the customer may ascribe to us. There can be no assurance a court would enforce any limitations on our liability, and the outcome of any lawsuit would depend on the specific facts of the case and legal and policy considerations. We also believe we would have meritorious defenses to any such claims, but there can be no assurance we would prevail. In such cases, we could be liable for substantial damage awards. Such damage awards might exceed our liability insurance by unknown but significant amounts, which would seriously harm our business.

         Such claims, regardless of their ultimate outcome, could result in costly litigation and adversely affect our business or reputation or our ability to attract and retain customers.

Moreover, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet service industry and our customer base and revenues.


WE DEPEND ON THE INTERNET AND INTERNET INFRASTRUCTURE DEVELOPMENT.

         Our products and services are targeted toward users of the Internet, which has experienced rapid growth. Critical issues concerning the commercial use of the Internet remain unresolved and may impact the growth of Internet use, especially in our target business market. Despite growing interest in the many commercial uses of the Internet, many businesses have been deterred from purchasing Internet access services for a number of reasons, including:

         o        inconsistent quality of service;

         o        lack of availability of cost-effective, high-speed options;

         o        a limited number of local access points for corporate users;

         o an inability to integrate business applications on the Internet;

         o the need to deal with multiple and frequently incompatible vendors;

         o inadequate protection of the confidentiality of stored data and information moving across the Internet; and

         o        a lack of tools to simplify Internet access and use.

         In particular, numerous published reports have indicated that the perceived lack of security of commercial data, such as credit card numbers, has significantly impeded commercial use of the Internet to date. There can be no assurance that encryption or other technologies will satisfactorily address these security concerns. Published reports have also indicated that capacity constraints caused by growth in the use of the Internet may, unless resolved, impede further development of the Internet to the extent that users experience delays, transmission errors and other difficulties. The adoption of the Internet for commerce and communication, particularly by those individuals and enterprises that have historically relied upon alternative means of commerce and communication, generally requires the understanding and acceptance of a new way of conducting business and exchanging information. In particular, enterprises that have already invested substantial resources in other means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new strategy that may make their existing personnel and infrastructure obsolete.

         If the market for Internet access services fails to develop, develops more slowly than expected, or becomes saturated with competitors, or if Internet access and services are not broadly accepted, our business, financial condition and results of operations will be materially adversely affected. In addition, the rate of development and adoption of the Internet has been slower outside the United States and the cost of transmitting data over the Internet has been higher. The recent growth in the use of the Internet has caused frequent periods of performance degradation, requiring the upgrade of routers and switches, telecommunications links and other components forming the infrastructure of the Internet by providers and other organizations with links to the Internet. Any perceived degradation in the performance of the Internet as a whole could undermine the benefits of our services. Consequently, the emergence and growth of the market for our services is dependent on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion.


WE MUST KEEP UP WITH TECHNOLOGY TRENDS AND EVOLVING INDUSTRY STANDARDS.

         The market for Internet access and related services is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new product and service introductions. Our future success will depend, in part, on our ability to effective leading technologies, continue to develop our technical expertise, enhance our current services, to develop new products and services that meet changing customer needs and influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis. We cannot assure you that we will be successful in accomplishing these tasks or that such new technologies or enhancements will achieve market acceptance. We believe that our ability to compete Successfully is also dependent upon the continued compatibility and interoperability of our services with products and architectures offered by various vendors. We cannot assure you that we will be able to effectively address the compatibility and interoperability issues raised by technological changes or new industry standards. In addition, we cannot assure you that services or technologies developed by others will not render our services or technology uncompetitive or obsolete. For example, our services rely on the continued widespread commercial use of transmission control protocol/Internet protocol. Alternative open and proprietary protocol standards that compete with transmission control protocol/Internet protocol, including proprietary protocols developed by IBM and Novell, Inc., have been or are being developed. The failure of the market for business-related Internet solutions to continue to develop would adversely impact our business financial condition and results of operations.


WE FACE POTENTIAL COSTS AND LIABILITY IN CONNECTION WITH THE INFORMATION WE HOST AND THAT IS DISSEMINATED THROUGH OUR NETWORK.

         We are not currently subject to direct federal, state or local government regulation, other than regulations applicable to businesses generally. There currently is only a small body of laws and regulations directly applicable to the provision of access to or commerce services on the Internet. For example, in late 1998, Congress enacted the Digital Millennium Copyright Act, which includes a limitation on liability of on-line service providers for copyright infringement for transmitting, routing or providing connections, storage or caching of data at the direction of a user. This limitation on liability applies if the service provider has no actual knowledge that the particular data infringed on third party intellectual property rights and if certain other conditions are met. Because this law is relatively new, we are not sure how it will be applied to limit any liability that we may face in the future for possible copyright infringement-related issues that arise in connection with the services we provide. This law also requires that service providers follow certain notice and take-down procedures with respect to allegedly infringing materials in order to take advantage of the limitation on liability provided by the Act. We are in the process of implementing these sorts of procedures across our operations. Certain provisions of the Communications Decency Act, which imposes criminal penalties for using an interactive computer service for transmitting obscene or indecent communications, have been found unconstitutional by the U.S. Supreme Court.

         Other federal legislation, that was enacted to require limitations on access to pornography and other material deemed harmful to minors was determined to violate the First Amendment, but that decision is on appeal. We are unable to predict the outcome of this appeal or whether other similar legislation will be enacted or enforced. In addition, the Federal Trade Commission has adopted final rules that are to become effective April 21, 2000, regarding the Children's Online Privacy Protection Act's prohibition of unfair and deceptive acts and practices in connection with the collection and use of personal information from and about children on the Internet. The rules provide that Web sites directed at children under 13 years of age must obtain verifiable parental consent before collecting personal information from children and must take other measures intended to safeguard children's privacy. Additional requirements may be imposed on Web site operations relating to the use, dissemination and collection of personal information. We have adopted a standard acceptable use policy that applies to all of our customers, that prohibits them from posting, transmitting, or storing material on or through our services that we determine to be in violation of third party intellectual property rights. Our acceptable use policy also imposes other restrictions on our customers in connection with the use of our services, including prohibitions on illegal activity or other activity that is destructive or potentially destructive to our business or reputation or to our customers. We initially designed and continue to evolve our acceptable use policy to promote the security, reliability and privacy of our systems and network. However, we cannot assure that our policy will accomplish this goal or shield us from liability under the Digital Millennium Copyright Act or otherwise with respect to the activities of, or the content hosted or transmitted by, our customers or other Internet users.

         Because of the increased popularity and use of the Internet, it is likely that a number of additional laws and regulations may be adopted at the federal, state and local levels, governing such issues as user privacy, freedom of expression, pricing, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with on-line services and Internet communications. Legislation addressing such things as on-line security, privacy, mass unsolicited commercial e-mail messages, and the regulation of sales of products, such as pharmaceuticals, firearms, and drug paraphernalia and gambling is proposed regularly in many states and in Congress. The implementation of any such legislation could result in direct or indirect regulation of on-line service providers generally, including us. In that case, it is likely that we would have to implement additional policies and procedures designed to assure our compliance with the particular legislation.

         The imposition on Internet service providers or Web hosting providers of potential liability for materials carried on or disseminated through their systems could require us to implement measures to reduce our exposure to such liability. These measures may require that we spend substantial resources or discontinue certain product or service offerings. Any of these actions could have a material adverse effect on our business, financial condition and results of operations. Further, the adoption of such laws and regulations might decrease growth of the Internet generally, which in turn could negatively impact our business. In addition, applicability to the Internet of existing laws governing such things as property ownership, intellectual property rights, taxation, obscenity, defamation, libel and personal property is uncertain. Because so many of the existing laws on these topics were adopted prior to the advent of the Internet and related technologies, as a result they do not contemplate, address or readily apply to the unique issues that the Internet and its use create.

         The law relating to the regulation and liability of Internet access providers in relation to information carried or disseminated is also developing in other countries. For example, the European Union has enacted its own data privacy regulations, and Australia has imposed new obligations on Internet service providers to block access to certain types of content. Decisions, laws, regulations and other activities regarding regulation and content liability may significantly affect the development and profitability of companies offering on-line and Internet access services.


OUR SUCCESS DEPENDS ON OUR ABILITY TO SUCCESSFULLY INTEGRATE THE OPERATIONS WE HAVE ACQUIRED AND MAY ACQUIRE IN THE FUTURE.

         A key element of our business strategy is to grow through acquisitions, and our success depends in large part on our ability to integrate the operations and management of the independent Internet operations we have acquired and those we may acquire in the future. To integrate our newly acquired Internet operations successfully, we must:

         o install and standardize adequate operational and control systems;

         o        deploy standard equipment and telecommunications facilities;

         o employ qualified personnel to provide technical and marketing support in new as well as existing locations;

         o eliminate redundancies in overlapping network systems and personnel;

         o incorporate acquired technology and products into our existing service offerings;

         o implement and maintain uniform standards, procedures and policies;

         o standardize marketing and sales efforts under the common e.NVIZION brand; and

         o continue the expansion of our managerial, operational, technical and financial resources.

         o The process of consolidating and integrating acquired operations takes a significant period of time, places a significant strain on our managerial, operating and financial resources, and could prove to be even more expensive and time-consuming than we have predicted. We may increase expenditures in order to accelerate the integration and consolidation process with the goal of achieving longer-term cost savings and improved profitability.

         The key integration challenges we face in connection with our acquisitions include:

         o acquired operations, facilities, equipment, service offerings, networks, technologies, brand names and sales, marketing and service development efforts may not be effectively integrated with our existing operations;

         o anticipated cost savings and operational benefits may not be realized;

         o in the course of integrating an acquired operation, we may discover facts or circumstances that we did not know at the time of the acquisition that adversely impact our business or operations, or make the integration more difficult or expensive;

         o integration efforts may divert our resources from our existing business;

         o standards, controls, procedures and policies may not be maintained;

         o employees who are key to the acquired operations may choose to leave; and

         o        we may experience unforeseen delays and expenses.


WE FACE RISKS ASSOCIATED WITH ACQUISITIONS GENERALLY.

         We expect to continue our acquisition and expansion strategy. Future acquisitions could materially adversely affect our operating results as a result of dilutive issuances of equity securities and the incurrence of additional debt. In addition, the purchase price for many of these acquired businesses likely will significantly exceed the current fair value of the net identifiable assets of the acquired businesses. As a result, material goodwill and other intangible assets would be required to be recorded which would result in significant amortization charges in future periods. These charges, in addition to the financial impact of such acquisitions, could have a material adverse effect on our business, financial condition and results of operations.


THE FINANCIAL INFORMATION CONCERNING BUSINESSES WE ACQUIRE MAY BE INACCURATE.

         A number of the Internet businesses we have acquired did not have audited financial statements, and this may be true for subsequent acquisitions as well. These companies often have varying degrees of internal controls and detailed financial information, and the financial information we are able to provide for recently completed acquisitions may not be audited. Our subsequent audits of those acquired companies may reveal significant issues with respect to revenues, expenses and liabilities, contingent or otherwise.


OUR OPERATING RESULTS FLUCTUATE DUE TO A VARIETY OF FACTORS AND ARE NOT NECESSARILY A MEANINGFUL INDICATOR OF FUTURE PERFORMANCE.

         Our operating results have fluctuated in the past and may fluctuate significantly in the future depending upon a variety of factors, including the incurrence of capital costs and the introduction of new products and services. Additional factors that may contribute to variability of operating results include:

         o        the pricing and mix of services we offer;

         o        our customer retention rate;

         o changes in pricing policies and product offerings by our competitors

         o one-time costs associated with acquisitions and the consolidation and integration of our acquired operations; and

         o general telecommunications services' performance and availability.

         We also have experienced seasonal variation in Internet use. Accordingly, our revenue streams may fluctuate. In response to competitive pressures, we may take certain pricing or marketing actions that could have a material adverse effect on our business, financial condition and results of operations. Therefore, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and cannot be relied upon as indicators of future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, the market price of our securities would likely decline.

         We depend on key personnel and could be affected by the loss of their services because of the limited number of qualified people in our industry. Competition for qualified employees and personnel in the Internet services industry is intense and there are a limited number of people with knowledge of and experience in the Internet service industry. The process of locating personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, technical, marketing and sales personnel and upon the continued contributions of such people. We cannot assure you that we will be successful in attracting and retaining qualified executives and personnel. In addition, our employees may voluntarily terminate their employment with us at any time. The loss of the services of key personnel or our failure to attract additional qualified personnel could have a material adverse effect on our business, financial condition and results of operations.


FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW EQUITY OFFERINGS.

         No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability for future sales of shares of common stock or securities convertible into or exercisable for our common stock will have on the market price of common stock prevailing from time to time. Sale, or the availability for sale, of substantial amounts of common stock by existing stockholders under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options or warrants, or the conversion of our convertible preferred stock, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our common stock and could materially impair our future ability to raise capital through an offering of equity securities.


THE MARKET PRICE AND TRADING VOLUME OF OUR COMMON STOCK ARE VOLATILE.

         The market price of our common stock has fluctuated significantly in the past, and is likely to continue to be highly volatile. In addition, the trading volume in our common stock has fluctuated, and significant price variations can occur as a result. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. In addition, the U.S. equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of Internet-related companies, specifically and technology and telecommunications companies generally. These broad market fluctuations may materially adversely affect the market price of our common stock in the future. Such variations may be the result of changes in our business, operations or prospects, announcements of technological innovations and new products by competitors, new contractual relationships with strategic partners by us or our competitors, proposed acquisitions by us or our competitors, financial results that fail to meet public market analyst expectations, regulatory considerations and domestic and international market and economic conditions.

WE MAY BE UNABLE TO RAISE ADDITIONAL FUNDS THAT WE WILL NEED TO REMAIN COMPETITIVE.

         We depend on a number of different financing sources to fund our growth and continued losses from operations. However, we cannot assure you that we will be able to raise such funds on favorable terms or at all. In the event that we are unable to obtain such additional funds on acceptable terms or otherwise, we may be unable or determine not to take advantage of new opportunities or take other actions that otherwise might be important to our operations.

         We expect to make significant capital expenditures in order to maintain our competitive position and continue to meet the increasing demands for service quality, availability and competitive pricing. In addition to our continuing acquisition efforts, we currently expect that our significant capital expenditures will include the following:

         o        network equipment;

         o        network operating and data centers;

         o        network monitoring equipment;

         o        information technology systems; and

         o        customer support systems.

         We believe that we will have a reasonable degree of flexibility to adjust the amount and timing of these capital expenditures. However, we may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisition opportunities that may arise in the U.S. and internationally. In addition, we may need to raise additional funds to develop new products or otherwise respond to changing business conditions or unanticipated competitive pressures. We may be required to delay or abandon some of our planned future expansion or expenditures if we fail to raise sufficient funds.


EMPLOYEES

         As of June 30, 2000, we had 5 employees in addition to our 1 executive officer. None of our employees are represented by a union. We consider our employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTIES

                  We maintain a virtual corporate headquarters in Denver, Colorado, at 600 17th Street, Suite 950 South under a month-to-month license/service agreement which renews automatically each month. Our wholly-owned operating subsidiary, e.NVIZION WEB SOLUTIONS LTD. maintains its operating headquarters in Syracuse, New York, at 290 Elwood Davis Road, Suite 290 under a license/service agreement which expires January 31, 2001. All executive, sales and marketing and administrative functions relating to the Company's current operations are performed at this location.

                  WEB SOLUTIONS also maintains an approximately 900 square foot network operations center in Syracuse, New York, at 109 South Warren Street, Suite 312 under a lease which expires June 30, 2003. All network operations functions relating to our current operations are performed at this location. WEB SOLUTIONS also maintains two Points-of-Presence in Syracuse, New York and Amherst, New York (a suburb of Buffalo, New York) under co-location agreements with Adelphia Business Solutions, WEB SOLUTIONS' primary teleco provider.


ITEM 3. LEGAL PROCEEDINGS

                  No legal proceedings of a material nature to which e.NVIZION is a party were pending during the reporting period, and we know of no legal proceedings of a material nature, pending or threatened, or judgments entered against any director or officer of e.NVIZION in his capacity as such.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  A special meeting of shareholders was held on June 16, 2000 to consider approving an Amendment to the our Articles of Incorporation to change our name from OTC America, Inc. to e.NVIZION COMMUNICATIONS GROUP LTD. As of April 14, 2000, the record date for the determination of shareholders entitled to notice of and to vote at the special meeting, there were outstanding approximately 10,900,096 shares of common stock of the Company. The Company had no other class of voting securities outstanding and eligible to vote at the special meeting.

                  The meeting was attended by shareholders who as of April, 14, 2000 held 7,656,640 shares of the Company's outstanding common stock. 7,656,640 shares voted in favor of the Amendment to our Articles of Incorporation and therefore to change our name from OTC America, Inc. to e.NVIZION COMMUNICATIONS GROUP LTD. There were no votes cast opposition.

PART II.


ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  (a) Principal Market or Markets. The Company's stock is traded on the over-the-counter market, and is presently quoted on the NASD OTC Bulletin Board under the symbol "ENCG". The following table sets forth the high and low bid prices of the Common Stock during the two years ended June 30, 1999 and June 30, 2000 as quoted by the NASD OTC Bulletin Board. The prices reflect inter-dealer quotations, without retail mark-up, mark-down or commissions, and may not represent prices at which actual transactions occurred.

           Quarter Ended            High ($)(1)             Low ($)(1)
September 30, 1998                     .2500                  .0833
December 31, 1998                      .1667                  .1667
March 31, 1999                         .0017                  .0017
June 30, 1999                          .0017                  .0017

September 30, 1999                     .0017                  .0017
December 31, 1999                      .1667                  .0017
March 31, 2000                          8.33                  .0267
June 30, 2000                          1.667                   .354

(1) The Company's fair market values indicated above have been adjusted to reflect a 1 for 100 reverse stock split which was effective in December 1998, a 4 for 1 stock split which was effective in February 2000 and a 3 for 1 stock dividend which was effective in September 2000.

         (b) Approximate Number of Holders of Common Stock. The number of holders of record of our common stock at November 15, 2000 was approximately 472.

         (c) Dividends. Holders of our common stock are entitled to receive such dividends as may be declared by the Board of Directors. We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

         (d) Recent Sales of Unregistered Securities.

         During the year ended June 30, 2000 we issued 4,900,000 shares of our common stock in various transactions as set forth below pursuant to an exemption from registration provided by Section (4)(2) of the Securities Act of 1933. This disclosure gives effect to the four shares for one share forward split which was accomplished during February 2000.


         1. On or about October 1999, the Company issued 2,600,000 shares to Randy L. Phillips, our Chief Executive Officer as reimbursement for expenses incurred on behalf of the Company.

         2. Also on or about October 4, 1999, the Company issued 400,000 shares of its common stock to Richard T. Bruno, our Executive Vice President, Secretary and General Counsel, as payment for legal services rendered.

         3. On or about October 15, 1999, the Company issued 600,000 shares of our common stock to Felipe Aragon in exchange for the acquisition of certain property and equipment.

         4. In a series of transactions concluded on or about February 25, 2000, the Company acquired all of the issued and outstanding shares of Extelligent Web Solutions, Inc. in exchange for a total of 1,300,000 shares of our common stock issued to the three shareholders of Extelligent.

         5. On or about March 3, 2000, the Company issued 40,000 shares of its common stock to Lara & Lee, LLC. in exchange for consulting services.

         6. On or about June 16, 2000, the Company issued 2,000,000 shares of its common stock to the Dixon Family Remainder Trust in exchange for all of our issued and outstanding preferred stock acquired by the Dixon Family Remainder Trust in May of 1999.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

                  The financial information discussed below is from the Company's audited Consolidated Financial Statements included in this Form 10-KSB. This information should be read in conjunction with these Statements and the Notes thereto. Also of critical importance, is to read the Statements and Notes and the following discussion in the context that: (1) in the year ended June 30, 1999, the Company was still a "development stage company," which had no operations and no revenue from operations; (2) while the Company emerged from the development stage during the year ended June 30, 2000, it did not have operations or operating revenue, costs and expenses until March 1, 2000, meaning the Financial Statements report audited results of operations for only four (4) months, March 1, 2000 through June 30, 2000; and (3) the Financial Statements include both capitalized and non-capitalized extraordinary expenses related to the Company's February 29, 2000 acquisition of e.NVIZION WEB SOLUTIONS LTD. ("WEB SOLUTIONS"), which is the Company's wholly-owned ISP subsidiary.

                  As disclosed elsewhere in this Form 10-KSB and in the Financial Statements and Notes thereto, the acquisition of WEB SOLUTIONS on February 29, 2000 was a "related party transaction." WEB SOLUTIONS was acquired by parties related to the Company on November 5, 1999, and effectively became subject to the Company's plan of operations on that date. The table below, which was compiled from the audited financial statements of WEB SOLUTIONS' predecessor for the year ended December 31, 1999, and its books of account from November 5, 1999 through June 30, 2000, discloses additional information important to management's discussion and analysis of the financial condition and results of operations of the Company not only for the year ended June 30, 2000, and looking forward:


                             e.NVIZION WEB SOLUTIONS
                  ADDITIONAL ANALYSIS OF RESULTS OF OPERATIONS

                        4 MONTHS ENDED   8 MONTHS ENDED      MONTHLY
                          06/30/2000       06/30/2000        AVERAGE
                           AUDITED         UNAUDITED         AUDITED
                          ---------        ---------        ---------
   Revenue                $ 550,940        $ 873,668        $ 137,735
   Operating Expenses     $ 568,399        $ 935,308        $ 142,100
   Net Loss               $ (17,459)       $ (61,640)       $  (4,365)
   Interest Expense       $  (3,773)(1)    $  (6,236)(1)    $    (943)(1)
   Taxes                  $      --        $      --        $      --
   Depreciation           $ (60,241)       $(120,482)       $ (15,060)
   Amortization           $(180,395)       $(360,790)       $ (45,099)
                          ---------        ---------        ---------
   EBITDA                 $ 226,950(2)     $ 425,868(2)     $  56,738(2)
                          =========        =========        =========

(1) Interest expense is a cash item.

(2) Represents cash flow from our only operation subsidiary. This historic cash flow is not adequate to cover the parent's current forebearance fees, interest expense and current portions of principal which now are due commencing in January, 2001.

REVENUE

                  Through our wholly-owned, operating ISP subsidiary, WEB SOLUTIONS, we derive revenue primarily from subscriptions and set-up fees charged to individuals and small businesses for dial-up access to the Internet. Subscription and set-up fees vary by billing plan within our subscriber base. We also earn revenue by providing co-location services, dedicated Internet access, and Web hosting and Web page design services. Finally, we earn revenue in the form of "reciprocal compensation" from the providers of our leased, dial-up telephone lines, which is based on the number of minutes our customers use those lines.

                  Subscription revenue is recognized over the period in which dial-up Internet Access is provided. The same is true for co-location services, dedicated Internet Access and Web Hosting services. Fee revenue for set-up services and Web page design services are recognized as those services are performed. The Company carries on its balance sheet an item entitled "unearned revenue," which represents prepaid customer subscriptions. As of June 30, 2000, unearned revenue was $219,664. "Teleco compensation revenue" is recognized monthly as reported by the providers of our leased telephone lines. Revenue is reported "net refunds and allowances," it being our policy to refund prepaid subscriptions for whole months in which we do not provide Internet access or Web hosting services. In addition, existing customers receive one month free access for each new customer they refer to us.

                  During the four months ended June 30, 2000, we earned $424.830 in operating revenue from providing dial-up Internet access to individuals and small businesses; $126,537 in revenue from teleco compensation; the balance, 0.83% from all other sources combined.

                  We do not anticipate any adverse change in existing revenue. WEB SOLUTIONS' basic rates for dial-up Internet access and Web hosting are $9.95/mo. (unlimited access, no set-up fee, four e-mail addresses, 10mb of "our domain" web space) and $19.95/mo. ($50 one-time set-up fee, 25mb of web space, two e-mail addresses), respectively. In the markets we serve, we believe these are the lowest rates available for dial-up Internet access other than "free," and also for Web hosting. These rates are substantially less than the rate charged by national/larger ISPs, e.g., America Online charges $21.95/mo. for dial-up Internet access. While we do anticipate that teleco "reciprocal compensation" will decline over time as a result of the re-negotiation of interconnect and reciprocal compensation agreements under existing reinterpretations of The Telecommunications Deregulation Act of 1996, our most important contract in this regard does not expire until November 1, 2001. In addition, we anticipate that our strategy to become a facilities-based Competitive Local Exchange Carrier in the areas we offer dial-up Internet access, will, as a result of cost savings and the creation of other sources of "teleco revenue," offset decline in telco revenue.

                  Our strategy to increase revenue is three fold: (1) Aggressively pursue our acquisition strategy which is discussed in detail elsewhere in this Form 10-KSB, (2) Aggressively pursue the deployment of broadband Internet access technology and infrastructure so as to be able to offer higher-margin Internet access and other broadband services. (3)

Aggressively pursue the deployment of our own "private" fiber backbone transport and data center network, which is currently being designed by AT&T Network Solutions, so as to be able to offer a full suite of bundled and unbundled communications and Internet services to both existing ISP customers and new "ICP" customers. "ICP" is the acronym for Integrated Communications Provider.
(4) While the build-out and ramp-up of strategies (2) and (3) proceed, aggressively market our low cost/high value existing ISP services to potential customers in our New York State market.

COSTS AND EXPENSES

                  Cost of revenue consisted primarily of the costs of maintaining sufficient capacity to provide Internet access to our customers. For an ISP, capacity is a measurement of the ISP's ability to connect subscribers to the Internet. These costs included:

                  o The cost of leased routers and access servers and recurring telecommunications costs, including the cost of leased telephone lines to carry customer calls to our points of presence, or POPs;

                  o The costs associated with leased telephone lines connecting our POPs directly to the Internet or to our operations centers and connecting the operations centers to the Internet; and

                  o Internet backbone costs, which are the amounts we pay to Internet backbone providers for bandwidth, which allows us to transmit data from the Internet to our customers and allows our customers to transmit data to others on the Internet.

                  We expect the cost of maintaining sufficient Internet access capacity to increase over time on an absolute basis as our customer base grows. As we execute our acquisition strategy, we expect, however, to leverage the combined scale of our ISPs to lower these costs as a percentage of revenue by:

                  o Negotiating one or more relationships with national backbone providers to connect our ISPs to the Internet;

                  o Negotiating favorable local loop contracts and establishing co-location arrangements with local exchange carriers;

                  o Establishing relationships to reduce costs and improve access and reliability for our subscribers; and

                  o        Negotiating discounts with equipment vendors.

                  Cost of revenue also consisted of the costs of providing customer service and technical support to our ISP customers. During the year ended June 30, 2000, these services were outsourced on a cost per customer basis to a national provider which provides these services from a national call center to ISPs throughout the United States.

                  We expect the cost of providing customer service and technical support to increase over time on an absolute basis to support new customers and expand existing customers' level and quality of service. New customers tend to have particularly heavy initial customer service and technical support requirements. Because we anticipate rapid growth in our customer base to continue, these costs are expected to comprise an increased percentage of revenue in the near term. In addition, we intend to implement a customer care center strategy which will provide customer service and technical support 24 hours a day, seven days a week in all markets we serve. This strategy will also increase these costs in the near term. In the longer term, and as we execute our acquisition strategy, we expect, however, to leverage the combined scale of our ISPs to lower these costs of revenue as a percentage of revenue.

                  For the year ended June 30, 1999, we reported no cost of revenue, because we had no operations.

                  For the year ended June 30, 2000, we reported costs and expenses for stock-based compensation, legal fees and stock-based compensation, consulting fees, which represented in total only 0.83% of the Company's revenue for the year ended June 30, 2000. These expenses were associated, respectively, with the acquisition of WEB SOLUTIONS, and our nascent efforts to provide investment relations services to existing and potential shareholders, potential sources of debt and equity financing and the general public. In the near term, we do not anticipate issuing restricted shares of our common stock for either of these purposes. We will, however, when appropriate and after evaluating all relevant factors, including the dilution of existing shareholders' holdings, consider issuing shares in lieu of cash for the payment of costs and expenses. For the year ended June 30, 1999, we reported no costs or expenses in these categories.

                  For the year ended June 30, 2000, we reported depreciation and amortization totaling $647,124. Of this amount, $586,133 was attributable to amortization primarily related to the amortization of goodwill and customer lists resulting from the acquisition of WEB SOLUTIONS. Our expense for amortization is expected to increase as we acquire additional ISPs. Our policy is to amortize, on a straight-line basis, the portion of the purchase price for an acquisition attributable to customer lists and goodwill over a three-year period.

                  For the year ended June 30, 2000, our depreciation expense was $60,991, primarily attributable to the ISP network/data center infrastructure of WEB SOLUTIONS. Our policy is to depreciate assets over their estimated useful lives on a straight-line basis. Our expense for depreciation is expected to increase as we make capital expenditures to expand our operations. Specifically, we anticipate that financial resources will be utilized to acquire additional communications and network equipment and for improvements to technology that will allow our network to grow to support new and acquired customers, build network operation and customer care centers, and integrate common billing, customer service and financial reporting systems.

                  Depreciation and amortization for the year ended June 30, 1999 was $10,643.

                  General and administrative expenses consisted primarily of:

                  o The salaries, payroll taxes and benefits of our management and administrative employees;

                  o The cost of consulting and professional fees related to acquisitions (non-capitalized), the integration of acquired entities and legal compliance matters; and

                  o The cost of such items as advertising and marketing, credit card processing fees, travel and entertainment, equipment and office rental, utilities and other items ordinarily classified as general and administrative expenses.


                  We expect general and administrative expenses to increase over time on an absolute basis as we grow. Because we expect growth in our customer base to continue, these expenses are expected to comprise an increased percentage of revenue in the near term, particularly, as we execute our acquisition strategy, and it becomes necessary to integrate our operations with the operations of other ISPs by establishing network operations centers and customer care centers, and by implementing common billing, customer service and financial reporting systems. In the longer term, we expect, however, to leverage the combined scale of our ISPs to lower these expenses as a percentage of revenue as efficiencies from integration are realized. General and administrative expenses for the year ended June 30, 1999 were $56,318.

ACQUISITIONS

                  Acquisitions have historically been and will continue to be a significant part of our growth strategy. In the year ended June 30, 2000, we completed the acquisition of WEB SOLUTIONS (Formerly, NGP HOLDINGS LTD. dba A-Znet.com!), an Internet service provider in Syracuse, New York.

                  The acquisition was accounted for using the purchase method of accounting with the results of the acquisition included in our Consolidated Financial Statements for the year ended June 30, 2000 from the date of the acquisition, February 29, 2000. Our acquisition resulted in our recording a significant intangible asset. As of the year ended June 30, 2000, we had recorded an intangible asset, denominated "Customer List," in the amount of $3,855,891, net $121,232 accumulated amortization. This intangible asset is being amortized over a period of three years.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 1999 AND 2000

                  Revenue. Revenue from operations increased from $0 for the year ended June 30, 1999 to $550,940 for the year ended June 30, 2000. The increase was exclusively due to the acquisition of WEB SOLUTIONS and the undertaking of its continued operations. We had approximately 11,000 customers at June 30, 2000 compared to -0- customers at June 30, 1999.

                  Cost of Revenue. For the year ended June 30, 2000, cost of revenue increased by $125,585. The Company had no cost of revenue in the prior year. The increase was exclusively due to the acquisition of WEB SOLUTIONS and the undertaking of its continued operations.

                  Stock-based compensation, legal fees. For the year ended June 30, 2000, stock-based compensation, legal fees increased by $6,000. The Company granted no comparable compensation in the prior year. The increase was exclusively due to the acquisition of WEB SOLUTIONS and the undertaking of its continued operations.

                  Stock-based compensation, consulting fees. For the year ended June 30, 2000, stock-based compensation, consulting fees increased by $26,668. The Company granted no comparable compensation in the prior year. The increase was due to the Company's desire to generate more investor exposure and possible sources of acquisition and working capital.

                  Related party [expense]. For the year ended June 30, 2000, related party [expense] was reduced by $7,100 or (100.0)% over the prior year. The decrease was due to it being unnecessary for the Company to have its then sole officer and director advance personal funds for to support the Company's operations.

                  Depreciation and Amortization. For the year ended June 30,2000, depreciation and amortization increased by $636,481 to $647,124. The increase was primarily due to the acquisition of WEB SOLUTIONS and the undertaking of its continued operations.

                  General and administrative expenses. For the year ended June 30, 2000, general and administrative expenses increased by $412,656 to $468,974. The increase was primarily due to the acquisition of WEB SOLUTIONS and the undertaking of its continued operations.

                  Interest expense. For the year ended June 30,2000, interest expense increased by $2,323,062 to $2,667,774. $ 2,211,462 of this increase (82.89% of our total interest expense for the year ended June 30, 2000) represented the "accretion expense," a non-cash expense, charged to account for the mandatory redemption provisions of the Company's preferred stock. $450,000 of this increase represented dividends due to the holder of that stock. Together these charges represented $2,661,462 (99.76% of our total interest expense for the year ended June 30, 2000).

                  On May 11, 1999, we issued 2,500,000 shares of Series A Preferred Stock for $2,500,000 in order to have the capital to necessary advance our strategic plan. The preferred stock was mandatorily redeemable, at the option of the holder, on June 11, 2000. The stock had a stated value of $1.00 per share and was redeemable at $2.00 per share or $5,000,000. Dividends, at the rate of eighteen percent per year of the stated value of the stock ($450,000/yr.), were payable monthly from the date of issuance commencing thirty days after issuance and continuing to the mandatory redemption date, i.e., June 11, 2000. On June 16, 2000, the holder converted the preferred stock into 2,000,000 shares of the Company's common stock, and thus the Company avoided the necessity of paying the holder of the preferred stock $5,000,000. Thus too, the "accretion expense" has been fully accounted for and may for all practical purposes be considered a "one time charge against earnings." The former holder of the preferred shares remains entitled to a dividend at the rate of nine percent per year of the original stated value of the preferred stock ($225,000/yr.) for two additional years, i.e., until June 11, 2002. Therefore, and unless or until we incur additional debt as a result of acquisitions or in order to fund capital expenditures, we expect to report substantially less interest expense in the near term.

                  Net loss. We incurred significant losses and anticipate that we will continue to incur losses until sufficient revenues are generated to offset the substantial up-front expenditures (capital and non-capital) and operating costs associated with attracting and retaining additional customers whether by acquisition or organically, and the substantial up-front expenditures (capital and non-capital) necessary to build-out and deploy our planned transport network/data center infrastructure. For the years ended June 30, 2000 and 1999, we incurred net losses of $3,354,151 and $394,548, respectively. It should be noted, however, that $2,888,192 or 86.10% of our net loss for the year ended June 30, 2000 was attributable to non-cash transactions. Of these $2,211,462 or 65.93% of our net loss for the year ended June 30, 2000 was attributable to the one-time, non-cash accretion expense charged to account for the mandatory redemption provisions of the now no longer outstanding preferred stock of the Company.

                  In addition, when only the operations of WEB SOLUTIONS are considered, and referring the table contained in the introduction to this Item 6, only $61,640 or 1.83% of our net loss for the year ended June 30, 2000 was attributable to the operations of this subsidiary. On a monthly basis, WEB SOLUTIONS is showing an average net loss of $4,365 and an average positive EBITDA of $56,738.

LIQUIDITY AND CAPITAL RESOURCES.

                  Our working capital at June 30,2000 was $(938,467) compared to working capital of $2,431,994 at June 30, 1999. This change in working capital was due almost exclusively to the acquisition of WEB SOLUTIONS and the undertaking of its continued operations. A significant portion of our current working capital deficit is attributable to the principal balance due under a note payable assumed by WEB SOLUTIONS when it acquired certain liabilities of the former owner of the assets of XZ HOLDINGS LTD. (Formerly, A-Z NET. COM, INC.). Included in those liabilities was a note payable for $1,300,000 due November 1, 2000. The note called for principal payments of $15,000 per month beginning January 1, 2000. As of June 30, 2000, e.NVIZION was current in its obligations under the note, and the principal balance due under the note was $1,060,000. In November 2000, we completed negotiations with the note holder to extend the note beyond November 1, 2000. A new/replacement note in exchange for the original note in the principal amount of $1,000,000, together with interest at the rate of ten percent per year, will be payable beginning with principal installments of $250,000 plus accrued interest in January and March 2001. Principal installments of $125,000 plus accrued interest will be payable in May, July, September and November 2001.

                  The development and expansion of our business will require substantial capital investment for the design, procurement and construction of our planned transport network/data center infrastructure. Outside of the acquisition of WEB SOLUTIONS, capital expenditures were negligible in the years ended June 30, 1999 and 2000. The Company expects capital expenditures to be significantly higher in future periods.

                  Our capital requirements may vary based upon the timing and success of our acquisition and transport network/data center rollout strategies; or as a result of regulatory, technological and competitive developments; or if:

                  o Demand for our services or our anticipated cash flow from operations is less or more than expected; or

                  o Development plans or projections change or prove to be inaccurate; or

                  o        We engage in any acquisitions; or

                  o We accelerate deployment of our transport network/data centers or otherwise alters the schedule or targets of our rollout plan.

                  We intend to continue to expand its operations at a rapid pace and expects to continue to operate at a loss for the foreseeable future. The nature of the expenses contributing to our future losses will include network and related service costs in existing and new markets; legal, marketing and selling expenses as we enter each new market; payroll-related expenses as we continue to add employees; general overhead to support increases in the scale of our operations; and interest expenses arising from financing capital expenditures (acquisition- and non-acquisition-related) and working capital requirements.

                  We will seek additional capital before June 30, 2001, the timing of which will depend upon, among other things, market conditions. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments, including additional market developments and new opportunities in our industry. We may also need additional financing if: we alter the schedule, targets or scope of our transport network/data center rollout plan; our plans or projections change or prove to be inaccurate; or we acquire other companies or businesses. We may obtain additional financing through commercial bank borrowings, equipment financing or the private or public sale of equity or debt securities. We may be unable to raise additional capital on terms that we consider acceptable, that are within the limitations contained in our existing financing agreements or that will not impair our ability to develop our business. If we fail to raise sufficient funds, we may need to modify, delay or abandon some planned future expansion or expenditures, which, in turn, could have a material adverse effect on our business, prospects, financial condition and results of operations. We can not assure you we will be able to raise additional capital as necessary.

                  Our primary capital requirements are to payoff current portions of our debt, fund acquisitions of ISP/ICP customers and related infrastructure and lines of businesses, design, purchase and deploy transport network/data center infrastructure and for working capital. To date, we have financed our capital requirements primarily through the issuance of debt instruments. We do not have any lines of credit. The availability of capital resources is dependent upon prevailing market conditions, interest rates and our financial condition. We expect our capital expenditures to increase as we continue to expand our operations. We anticipate that financial resources will be utilized to acquire additional transport network/data center infrastructure and improvements to technology that will allow our transport network/data center infrastructure to grow to support new customers, and to integrate billing, customer service and financial reporting systems.

                  We are currently pursuing, and intend to continue to pursue, additional acquisitions, which we expect to be funded through a combination of cash and the issuance of shares of our common stock. To the extent we elect to pursue acquisitions involving the payment of significant amounts of cash to fund the purchase price of such acquisitions and the repayment of assumed indebtedness, we are likely to require additional sources of financing to fund such non-operating cash needs. We may determine to raise additional debt or equity capital to finance potential acquisitions and/or to fund accelerated growth. Any significant acquisitions or increases in our growth rate could materially affect our operating and financial expectations and results, liquidity and capital resources. We can not assure you we will be able to raise additional capital to finance our operations and for our anticipated growth

ITEM 7. FINANCIAL STATEMENTS

The report of the independent auditors on the financial statements appears at Page F and the financial statements and their accompanying footnotes appear at Pages F-7 through F-16 hereof. These financial statements and related financial information required to be filed hereunder are incorporated herein by reference

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.



PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         (a) Directors and Executive Officers. The names and ages of the Directors and executive officers of e.NVIZION are as follows:

Name                    Age      Position                             Since
----                    ---      --------                             -----
Randy L. Phillips       34       Director, President and            October 1997
                                 Chief Executive Officer
Richard T. Bruno        45       Executive Vice President,          April 2000
                                 Secretary and General Counsel

Randy L. Phillips; Mr. Phillips has served as director, President and Chief Executive Officer of e.NVIZION since October of 1997. He has also served as director, Chairman of the Board of Directors and Chief Executive Officer of Web Solutions since October 1999. In 1994, Mr. Phillips started his own private investment firm, specializing in mergers and acquisitions, of which he is currently the sole owner and manager. From 1992 to 1994, Mr. Phillips served as Director of Trading for an offshore hedge fund.

Richard T. Bruno; Mr. Burno has served as the President and Chief Operating Officer since March 2000 and Executive Vice President, Secretary and General Counsel for e.NVIZION since April 2000. From October 1993 to January 1997, Mr. Bruno was in house General Counsel to Bateman Engineering Inc., of Denver, Colorado, the U.S. subsidiary of an international engineering and construction company primarily serving the mining, minerals and petrochemical industries. From 1982 through February 2000, Mr. Bruno primarily practiced law in private practice and "in house," generally concentrating in the areas of corporate (transactional and mergers and acquisitions) and general business law.

Section 16(a) Beneficial Reporting Compliance

         Under U.S. securities laws, directors, executive officers and persons holding more than 10% of e.NVIZION's common stock must report their initial ownership of the common stock and any changes in that ownership on reports which must be filed with the SEC. The SEC has designated specific deadlines for these reports and we must identify in this Form 10-KSB those persons who did not file these reports when due.

         Based upon information provided to e.NVIZION by its directors, executive officers and persons holding more than 10% of our common stock, we believe that Richard T. Bruno inadvertently filed his respective Form 3 late in connection with his initially becoming subject to the filing requirements of
Section 16 of the U.S. securities laws.


ITEM 10. EXECUTIVE COMPENSATION.

         No officers or directors have been compensated during the fiscal years ended June 30, 1998, 1999 and 2000. We have no retirement, pension, profit sharing, insurance or other similar programs.

         We have agreed to reimburse Mr. Phillips for his expenses and intends to reward him on a performance basis at such time as the acquisition of an operating company or business completed. It is likely both the reimbursement and performance award will be in the form of stock grants.

         To date no options have been granted under our Incentive Stock Option Plan.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table presents as of November 18, 2000 the common stock ownership of each person known by us to be the beneficial owner of five percent or more of our common stock, and our directors and executive officers. Except as noted, each person has sole voting and investment power with respect to the shares shown. As of November 18, 2000, there were 45,000,288 shares of our common stock issued and outstanding, which reflect a four for one forward stock split effective for shareholders of record as of February 29, 2000, and a three for one stock dividend effective for shareholders of record as of September 15, 2000

            Name and Address of                             Number of Shares of           Percent of
             Beneficial Owner                                  Common Stock               Ownership
            -------------------                             -------------------           ----------
          Dixon Family Remainder Trust                           6,000,000                  13.3%
          P.O. Box 100
          Palmer Lake, CO 80133

          Randy L. Phillips                                     23,281,920                  51.7%
          Director,   Chairman   of  the  Board  of
          Directors and CEO
          600 17th Street, Suite 950 South
          Denver, CO 80202

          Richard T. Bruno                                       2,976,000                   6.6%
          Director, Executive Vice
          President, Secretary and
          General Counsel
          600 17th Street, Suite 950 South
          Denver, CO 80202

          Directors  and  Officers  as a  group  (2             26,257,920                  58.35%
          persons)

         * less than 1%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the year ended June 30, 1999, Mr. Randy L. Phillips, who was then the sole officer and director of e.NVIZION , provided consulting, office space and administrative services to e.NVIZION valued at $7,100. These amounts are included in e.NVIZION 's financial statements as costs and expenses, related party.

         E.NVIZION also incurred certain legal, accounting, transfer agent fees and general and administrative costs during the years ended June 30, 2000 and 1999 totaling $21,823 and $34,224, respectively, which were paid on behalf of e.NVIZION by Mr. Phillips. During the year ended June 30, 1999, $34,224 was credited to additional paid-in capital. During the year ended June 30, 2000, e.NVIZION issued 2,600,000 (650,000 shares before a split on February 14, 2000) shares to Mr. Phillips as full payment of the $21,823 liability. In addition, Mr. Phillips advanced e.NVIZION $12,222, which is included in e.NVIZION's financial statements as due to related party.

         e.NVIZION also advanced $176,000 to Colorado Emergency Medical Services Foundation and Robert W. Sutton, shareholders of WEB SOLUTIONS and affiliated with the Dixon Family Remainder Trust, e.NVIZION's preferred shareholder. The advances were made as a goodwill gesture to the shareholders. The terms of e.NVIZION's acquisition of WEB SOLUTIONS called for registration of the restricted common shares issued as consideration for the purchase price. e.NVIZION has not registered the common shares issued to the shareholders and, therefore, agreed to make the advances. E.NVIZION anticipates full reimbursement of the $176,000 upon registration of the shareholders' common shares.

         On February 25, 2000, e.NVIZION entered into an agreement with Colorado Emergency Medical Services Foundation, Robert W. Dixon and David Dixon, the shareholders of WEB SOLUTIONS, whereby e.NVIZION would purchase all of the outstanding common shares of WEB SOLUTIONS in exchange for 1,300,000 (325,000 before our February 14, 2000 stock split) shares of e.NVIZION's restricted common shares (which were to be subsequently registered with the Securities and Exchange Commission). The common shares were valued at the prevailing market price of e.NVIZION's common stock, which at the time of the agreement, was $6.00 per share or a total of $1,950,000. The purchase price also included cash payments of approximately $923,081. The shareholders of WEB SOLUTIONS were affiliates with the Dixon Family Remainder Trust, e.NVIZION's preferred shareholder.

         On May 11, 1999, e.NVIZION issued 2,500,000 shares of its Series A Preferred Stock for $2,500,000 to the Dixon Family Reminder Trust The preferred stock was mandatory redeemable, at the option of the holder, thirteen months after the date the stock was issued. The stock had a stated value of $1.00 per share and was redeemable at $2.00 per share or $5,000,000. Dividends, at the rate of eighteen percent per year of the stated value of the stock, were payable monthly from the date of issuance commencing thirty days after issuance. The holder of the preferred stock is entitled to dividends at the rate of nine percent per year of the stated value of the preferred stock for a period of two years after the mandatory redemption date, regardless of whether e.NVIZION redeems the stock in accordance with the mandatory redemption provisions. In the event of any liquidation, the holder of the preferred stock is entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of e.NVIZION to the holders of e.NVIZION's common stock, two times the stated value of the preferred stock plus all unpaid dividends.

         In June 2000, e.NVIZION converted the preferred shares to 2,000,000 shares of e.NVIZION's common stock. In accordance with the preferred shareholder agreement, e.NVIZION continues to pay a dividend of $37,500 per month to the Dixon Family Remainder Trust.

         During the year ended June 30, 2000, Mr. Richard T. Bruno, who became an officer of e.NVIZION and WEB SOLUTIONS, provided legal services to and incurred expenses on behalf of e.NVIZION which were paid partly in cash by e.NVIZION and partly by e.NVIZION issuing 400,000 (100,000 before our February 14, 2000 stock split) shares of restricted common stock to him in full payment of these legal fees and expenses. These payments occurred before Mr. Bruno became an officer of e.NVIZION and WEB SOLUTIONS and are included in e.NVIZION's financial statements as Stock-based compensation-legal fees and general and administrative expenses.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are furnished as part of this report:

Exhibit No.       Description

2.1 Stock Purchase Agreement by and between e.NVIZION and the shareholders of Xtelegent Web Solutions Inc. dated February 25, 2000 (filed as exhibit 10.1 to e.NVIZION's current report on Form 8-K filed on March 15, 2000, and incorporated herein by reference).

3.1 Articles of Incorporation (filed as exhibit 3 to the annual report on Form 10-KSB for the year ended June 30, 1997, and incorporated herein by reference).

3.2 Articles of Amendment to the Articles of Incorporation dated June 10, 1999 (filed as exhibit 3.1 to the annual report on Form 10-KSB for the year ended June 30, 1999, and incorporated herein by reference).

3.3 Articles of Amendment to the Articles of Incorporation dated June 16, 2000 (filed herewith)

3.4               Bylaws of e.NVIZION (filed herewith)

10.1 Preferred Stock Purchase Agreement dated May 11, 1999 between the Company and Dixon Family Charitable Remainder Trust (filed as exhibit 10 to the annual report on Form 10-KSB for the year ended June 30, 1999, and incorporated herein by reference).

10.2 Subscription Agreement dated June 16, 2000 between the Company and Dixon Family Charitable Remainder Trust (filed herewith)

21.1              Subsidiaries of e.NVIZION (filed herewith)

27.               Financial Data Schedule (filed herewith)

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended June 30, 2000.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 e.NVIZION COMMUNICATION GROUP LTD.

Date: November 20, 2000          By: /s/ Randy L. Phillips
                                    -----------------------------------
                                         Randy L. Phillips, President and Chief
                                         Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Randy L. Phillips                             Date: November 20, 2000
------------------------------------------
Randy L. Phillips.
President, Chief Executive Officer,
and a Director


/s/Richard T. Bruno                               Date: November 20, 2000
-------------------------------------------
Richard T. Bruno
Executive Vice President, Secretary,
General Counsel and a Director
                       e.NVIZION COMMUNICATIONS GROUP LTD.
                          (Formerly OTC America, Inc.)


                                                                                                            Page
                                                                                                            ----

Independent auditors' report............................................................................    F-2

Consolidated balance sheet as of June 30, 2000..........................................................    F-3

Consolidated statements of operations, for the years ended June 30, 2000 and 1999.......................    F-4

Consolidated statement of shareholders' equity for the two years ended June 30, 2000....................    F-5

Consolidated statements of cash flows, for the years ended June 30, 2000 and 1999.......................    F-6

Notes to the consolidated financial statements..........................................................    F-7

To the Board of Directors and Shareholders e.NVIZION COMMUNICATIONS GROUP LTD.
(Formerly OTC America, Inc.)


                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of e.NVIZION COMMUNICATIONS GROUP LTD. (Formerly OTC America, Inc.) and subsidiary as of June 30, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended June 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of e.NVIZION COMMUNICATIONS GROUP LTD. (Formerly OTC America, Inc.) and subsidiary as of June 30, 2000 and the results of their operations and cash flows for the years ended June 30, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $3,354,151 for the year ended June 30, 2000, negative cash flows from operations and has a limited operating history. These and other factors discussed in Note A to the consolidated financial statements raise a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to those matters are also discussed in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended June 30, 2000, the Company entered into significant related party transactions, including the acquisition of a subsidiary owned and controlled by an affiliate of the Company's preferred shareholder.


Cordovano and Harvey, P.C.
Denver, Colorado
October 11, 2000
                       e.NVIZION COMMUNICATIONS GROUP LTD.
                          (Formerly OTC America, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2000
                                     ASSETS

CURRENT ASSETS
      Cash and cash equivalents................................................................ $    12,991
      Accounts receivable......................................................................     290,457
      Due from related party...................................................................     176,000
      Prepaid expenses.........................................................................      29,161
                                                                                                -----------
                                                                           TOTAL CURRENT ASSETS     508,609

CUSTOMER LIST, net of $684,930 accumulated amortization........................................   3,855,891

PROPERTY & EQUIPMENT, net of $121,232 accumulated depreciation.................................     439,594
                                                                                                -----------
                                                                                                $ 4,804,094
                                                                                                ===========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable......................................................................... $    91,326
      Accrued expenses.........................................................................      27,305
      Unearned revenue.........................................................................     219,664
      Note payable.............................................................................   1,060,000
      Current portion of capital leases payable................................................      18,378
      Due to related party.....................................................................      30,403
                                                                      TOTAL CURRENT LIABILITIES   1,447,076

CAPITAL LEASES PAYABLE.........................................................................      46,701
                                                                                                -----------
                                                                             TOTAL  LIABILITIES   1,493,777


SHAREHOLDERS' EQUITY
      Preferred stock, no par value, 20,000,000 shares authorized;
        -0-shares issued and outstanding.......................................................          --
      Common stock, $.0001 par value; 150,000,000 shares authorized;
        13,060,096 shares issued and outstanding ..............................................       1,306
      Additional paid in capital...............................................................   7,629,152
      Deferred stock compensation..............................................................     (53,332
      Accumulated deficit......................................................................  (4,266,809
                                                                                                -----------
                                                                     TOTAL SHAREHOLDERS' EQUITY   3,310,317
                                                                                                -----------
                                                                                                $ 4,804,094
                                                                                                ===========



         See accompanying notes to the consolidated financial statements
                       e.NVIZION COMMUNICATIONS GROUP LTD.
                          (Formerly OTC America, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    For the Years Ended June 30,
                                                                                    ----------------------------
                                                                                        2000            1999
                                                                                    ------------     -----------

REVENUE............................................................................ $    550,940     $        --

COSTS AND EXPENSES
    Cost of revenue................................................................      125,585              --
    Stock-based compensation, legal fees...........................................        6,000              --
    Stock-based compensation, consulting fees......................................       26,668              --
    Related party..................................................................           --           7,100
    Depreciation and amortization..................................................      647,124          10,643
    General and administrative.....................................................      468,974          56,318
                                                                                    ------------     -----------
                                                           TOTAL COSTS AND EXPENSES    1,274,352          74,061
                                                                                    ------------     -----------
                                              NET LOSS BEFORE OTHER INCOME (EXPENSE)    (723,412)        (74,061)

OTHER INCOME (EXPENSE)
    Interest expense...............................................................   (2,667,774)       (344,712)
    Interest income................................................................       33,973          19,853
    Realized gain on investments...................................................        3,062              --
    Unrealized gain on investments.................................................           --           4,372
                                                                                    ------------     -----------
                                                       NET LOSS BEFORE INCOME TAXES   (3,354,151)       (394,548)

INCOME TAXES.......................................................................           --              --
                                                                                    ------------     -----------
                                                                           NET LOSS $ (3,354,151)    $  (394,548)
                                                                                    ============     ===========

NET LOSS PER COMMON SHARE:
    Basic and diluted.............................................................. $      (0.35)    $     (0.32)
                                                                                    ============     ===========

SHARES USED FOR COMPUTING NET LOSS PER COMMON SHARE:
    Basic and diluted..............................................................    9,493,429       1,244,723
                                                                                    ============     ===========



         See accompanying notes to the consolidated financial statements
                       e.NVIZION COMMUNICATIONS GROUP LTD.
                          (Formerly OTC America, Inc.)
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      For the two years ended June 30, 2000

                                                               Preferred Stock            Common Stock            Additional
                                                               ---------------       -----------------------       Paid-in
                                                               Shares   Amount         Shares*        Amount       Capital
                                                               ------   ------       ----------       ------      ----------
                                      BALANCE, June 30, 1998       --       --        1,947,668         195         506,749

Third party administrative costs
  paid by shareholder ......................................       --       --               --          --          34,224

Shares issued in exchange for payment
  of expenses and consulting, at cost
  of services and expenses .................................       --       --        4,052,428         405          16,062

Net loss for the year ended June 30, 1999 ..................       --       --               --          --              --
                                                               ------   ------       ----------       -----       ---------
                                      BALANCE, June 30, 1999       --       --        6,000,096         600         557,035

Stock issued for payment of amounts due
  to related party .........................................       --       --        2,600,000         260          21,563

Stock issued in exchange for legal services ................       --       --          400,000          40           5,960

Stock issued in exchange for furniture and
  equipment ................................................       --       --          600,000          60          14,940

Stock issued in acquisition of subsidiary ..................       --       --        1,300,000         130       1,949,870

Stock issued in conversion of mandatorily
  redeemable preferred shares ..............................       --       --        2,000,000         200       4,999,800

Stock issued for consulting services .......................       --       --          160,000          16          79,983

Net loss for the year ended June 30, 2000 ..................       --       --               --          --              --
                                                               ------   ------       ----------       -----       ---------
                                      BALANCE, June 30, 2000       --       --       13,060,096       1,306       7,629,152
                                                               ======   ======       ==========       =====       =========


                                                                   Deferred       Accumulated       Shareholders'
                                                                 Compensation       Deficit           Equity
                                                                 ------------     -----------       -------------
                                      BALANCE, June 30, 1998            --          (518,110)          (11,166)

Third party administrative costs
  paid by shareholder ......................................            --                --            34,224

Shares issued in exchange for payment
  of expenses and consulting, at cost
  of services and expenses .................................            --                --            16,467

Net loss for the year ended June 30, 1999 ..................            --          (394,548)         (394,548)
                                                                   -------        ----------        ----------
                                      BALANCE, June 30, 1999            --          (912,658)         (355,023)

Stock issued for payment of amounts due
  to related party .........................................            --                --            21,823

Stock issued in exchange for legal services ................            --                --             6,000

Stock issued in exchange for furniture and
  equipment ................................................            --                --            15,000

Stock issued in acquisition of subsidiary ..................            --                --         1,950,000

Stock issued in conversion of mandatorily
  redeemable preferred shares ..............................            --                --         5,000,000

Stock issued for consulting services .......................       (53,332)               --            26,668

Net loss for the year ended June 30, 2000 ..................            --        (3,354,151)       (3,354,151)
                                                                   -------        ----------        ----------
                                      BALANCE, June 30, 2000       (53,332)       (4,266,809)        3,310,317
                                                                   =======        ==========        ==========


*Common shares retroactively restated for 3:1 stock split


        See accompanying notes to the consolidated financial statements

                                 E.NVIZION COMMUNICATIONS GROUP LTD.
                                     (Formerly OTC America, Inc.)

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        For the Years Ended June 30,
                                                                                       ------------------------------
                                                                                          2000               1999
                                                                                       -----------        -----------
OPERATING ACTIVITIES
     Net loss ..................................................................       $(3,354,151)       $  (394,548)
     Non-cash transactions:
        Depreciation and amortization expense ..................................           647,124             10,643
        Realized gain on marketable securities .................................            (3,062)            (4,372)
        Accretion of preferred stock ...........................................         2,211,462            288,462
        Stock-based compensation expense .......................................            32,668                 --
     Sale (purchase) of marketable securities, classified as trading ...........           147,747           (144,685)
     Increase in receivables, net of $184,411 received in acquisition ..........          (294,075)                --
     Increase in current liabilities, net of $35,729 received in acquisition ...           310,203             14,301
     Current liabilities satisfied with issuance of common stock ...............            21,823                 --
     Third party expenses paid by shareholder on behalf
     of the Company, recorded as additional-paid-in capital ....................                --             34,224
                                                                                       -----------        -----------
                                                                NET CASH USED IN
                                                            OPERATING ACTIVITIES          (280,261)          (195,975)
                                                                                       -----------        -----------

INVESTING ACTIVITIES
     Pre-acquisition advances to subsidiary ....................................          (950,973)                --
     Cash paid for acquisition of subsidiary, net of $20,315 received ..........          (902,766)                --
                                                                                       -----------        -----------
                                                                NET CASH USED IN
                                                            INVESTING ACTIVITIES        (1,853,739)                --
                                                                                       -----------        -----------

FINANCING ACTIVITIES
     Principal payments on capital leases ......................................            (4,793)                --
     Principal payments on note payable ........................................           (60,000)                --
     Proceeds from issuance of preferred stock .................................                --          2,500,000
     Costs paid to issue mandatorily redeemable preferred stock ................                --            (92,241)
                                                                                       -----------        -----------
                                                  NET CASH (USED IN) PROVIDED BY
                                                            FINANCING ACTIVITIES           (64,793)         2,407,759
                                                                                       -----------        -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS ........................................        (2,198,793)         2,211,784
Cash and cash equivalents, beginning ...........................................         2,211,784                 --
                                                                                       -----------        -----------
Cash and cash equivalents, ending ..............................................       $    12,991        $ 2,211,784
                                                                                       ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest .........................................................       $   456,312        $    75,000
                                                                                       ===========        ===========
Cash paid for income taxes .....................................................       $        --        $        --
                                                                                       ===========        ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in satisfaction amounts due to shareholder ........................       $    21,283        $    16,467
                                                                                       ===========        ===========
Stock issued for acquisition of furniture and equipment ........................       $    15,000        $        --
                                                                                       ===========        ===========
Stock issued in acquisition of subsidiary ......................................       $ 1,950,000        $        --
                                                                                       ===========        ===========
Conversion of mandatorily redeemable preferred stock to common stock ...........       $ 5,000,000        $        --
                                                                                       ===========        ===========


        See accompanying notes to the consolidated financial statements

                       E.NVIZION COMMUNICATIONS GROUP LTD.
                          (Formerly OTC America, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:  NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF ORGANIZATION:

e.NVIZION COMMUNICATIONS GROUP LTD. (formerly OTC America, Inc.) (the "Company") was incorporated in the State of Colorado on June 13, 1986. During the year ended June 30, 1988, the Company commenced operations in the financial services, public relations, and printing businesses. During the year ended June 30, 1989, the Company discontinued all operations and became an inactive shell company. Effective July 1, 1997, the Company reentered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7. Concurrently with the acquisition of the Company's wholly-owned subsidiary, e.NVIZION WEB SOLUTIONS LTD. dba A-Znet.com! ("WEB SOLUTIONS"), the Company commenced operations and is no longer in the development stage. WEB SOLUTIONS is an Internet service provider with operations primarily in the State of New York.

As shown in the accompanying financial statements, the Company incurred a net loss of $3,354,151 for the year ended June 30, 2000, has a working capital deficit, negative cash flows from operations and has a limited operating history. Those factors, as well as the uncertain condition that the Company will successfully satisfy the terms of its outstanding debt, create an uncertainty about the Company's ability to continue as a going concern. The Company renegotiated a significant note payable with the terms disclosed in Note H - Subsequent events.

Management pursued extended terms with the note holder (See Note H - Subsequent events), and plans to aggressively attempt to raise an additional $5,000,000 in equity and/or long-term debt financing. The ability of the Company to continue as a going concern is dependent on the success of these plans, and ultimately upon achieving profitability and positive cash flows from operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation

The consolidated financial statements include the accounts of e.NVIZION COMMUNICATIONS GROUP LTD. and its wholly owned subsidiary e.NVIZION WEB SOLUTIONS LTD. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                       e.NVIZION COMMUNICATIONS GROUP LTD.
                          (Formerly OTC America, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Fair value of financial instruments

SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The Company has determined, based on available market information and appropriate valuation methodologies, the fair value of its financial instruments approximates carrying value. The carrying amounts of cash, accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to the short-term maturity of the instruments.

Revenue recognition

The Company recognizes revenue when Internet-related services are provided.

Intangible assets

Intangible assets are stated net of accumulated amortization and include a customer list acquired as a result of the Company's acquisition of WEB SOLUTIONS. Amortization is provided using the straight-line method over three years. The Company evaluates on a regular basis whether events and circumstances have occurred that indicate that the carrying amount of intangible assets may warrant revision. Management believes that there has been no impairment to the intangible assets as reflected in the Company's consolidated financial statements as of June 30, 2000.

Sources of supplies

The Company relies on third-party networks, local telephone companies and other companies to provide data communications capacity. Although management feels alternative telecommunications facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results.

                       e.NVIZION COMMUNICATIONS GROUP LTD.
                          (Formerly OTC America, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation

The Company accounts for any stock-based compensation plans using the intrinsic value method prescribed by the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Compensation cost for stock options, if any, is measured as the excess of the quoted market prices of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") was issued in October 1995. This accounting standard permits the use of either a fair value based method or the method defined in APB 25 to account for stock-based compensation arrangements. Companies that elect to use the method provided in APB 25 are required to disclose the pro forma net income and earnings per share that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of the stock-based compensation arrangements under the provision of APB 25 and, when applicable, will disclose the pro forma information as proscribed by SFAS 123. For any stock-based compensation arrangements to non-employees, the Company has adopted SFAS 123.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is estimated to be three to five years. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the consolidated statements of operations.

Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the term of the lease.

Loss per share

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share" (SFAS 128). The Company adopted SFAS 128 for the two year period ended June 30, 1999. Under SFAS 128, net loss per share-basic excludes dilution and is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Net loss per share-diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2000, there were no outstanding options, however, the Company issued a convertible note payable, which, if converted, would be anti-dilutive and is therefore not reflected in the calculation of the diluted loss per share.

                      e.NVIZION COMMUNICATIONS GROUP LTD.
                          (Formerly OTC America, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



NOTE B:  RELATED PARTY TRANSACTIONS

During the year ended June 30, 1999, an individual who was then the sole officer and director of the Company, provided consulting, office space and administrative services to the Company valued at $7,100. These amounts are included in the financial statements as costs and expenses, related party.

The Company incurred certain legal, accounting, transfer agent fees and general and administrative costs during the year ended June 30, 2000 and 1999 totaling $21,823 and $34,224, respectively, which were paid on behalf of the Company by the same individual mentioned above. During the year ended June 30, 1999 $34,224 was credited to additional paid-in capital. During the year ended June 30, 2000 the Company issued 2,600,000 (650,000 pre-split) shares to the officer as full payment of the $21,823 liability. In addition, the officer advanced the Company $12,222 which is included in the consolidated financial statements as due to related party.

WEB SOLUTIONS made advances to an employee of WEB SOLUTIONS, and has offset his reimbursements of those advances against sums due to a related party of the employee resulting in a net amount due to the related party of $18,181. This amount is included in the consolidated financial statements as due to related party.

The Company also advanced to certain shareholders $176,000. The shareholders were the previous owners of WEB SOLUTIONS and also affiliated with the Company's preferred shareholder. The advances were made as a goodwill gesture to the shareholder. The terms of the Company's acquisition of WEB SOLUTIONS called for registration of the restricted common shares issued in consideration of the purchase price. The Company has not registered the common shares issued to the shareholders and, therefore, agreed to make the advances. The Company anticipates full reimbursement of the $176,000 upon registration of the shareholders' common shares.

During the year ended June 30, 2000, an individual who became an officer of the Company and WEB SOLUTIONS, provided legal services to and incurred expenses on behalf of the Company which were paid partly in cash by the Company and partly by the Company issuing 400,000 (100,000 pre-split) shares of restricted common stock to the individual in full payment of these legal fees and expenses. These payments occurred before the individual became an officer of the Company and WEB SOLUTIONS and are in included in the financial statements as Stock-based compensation-legal fees and general and administrative expenses.

On February 25, 2000 the Company entered into an agreement with the shareholders of WEB SOLUTIONS, whereby the Company would purchase all of the outstanding common shares of WEB SOLUTIONS in exchange for 325,000 shares of the Company's restricted common shares (which were to be subsequently registered with the Securities and Exchange Commission). The common shares were valued at the prevailing market price of the
                       e.NVIZION COMMUNICATIONS GROUP LTD.
                          (Formerly OTC America, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Company's common stock, which at the time of the agreement, was $6.00 per share or a total of $1,950,000. The purchase price also included cash payments of approximately $923,081. The shareholders of WEB SOLUTIONS were affiliates and related to the Company's mandatory redeemable preferred shareholders. (See Note G - Redeemable preferred stock.)

Net liabilities of WEB SOLUTIONS as of the date of the acquisition totaled $44,181. The excess of the purchase price over the fair value of the assets and liabilities received, in the amount of $2,917,263 has been allocated to the customer list. At the time of the acquisition, WEB SOLUTIONS had $1,623,558 capitalized as customer list. The total consolidated value assigned to the customer list is $4,540,821 and is being amortized over thirty six months. Consolidated amortization expense of $586,133 has been recorded in the accompanying consolidated financial statements for the year ended June 30, 2000.

The Company has recorded the transaction as a purchase in accordance with Accounting Principles Board Opinion No. 16. The accompanying consolidated financial statements include the results of operations of WEB SOLUTIONS from the approximate date of the acquisition, March 1, 2000 through June 30, 2000.

WEB SOLUTIONS began operations on November 6, 1999 with the acquisition of certain assets and assumption of certain liabilities of XZ HOLDINGS LTD. (Formerly A-Z NET.COM, INC.). Therefore, the following pro forma condensed consolidated statement of operations gives effect to the acquisition of WEB SOLUTIONS as if it had occurred at the beginning of the period presented, and no pro forma information is presented for the year ended June 30, 1999. The pro forma financial information should be read in conjunction with the separate audited financial statements and notes thereto of each of the companies included in the pro forma.

The pro forma condensed consolidated statement of operations are not necessarily indicative of results of operations had the acquisition occurred at the beginning of the period presented nor of results to be expected in the future.

            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        For the year ended June 30, 2000

                                                                             Thru 2/29/00                 Pro forma
                                                             Company        WEB SOLUTIONS  Adjustments   Consolidated
                                                           ------------    --------------  -----------   -----------
Revenues .................................................  $   550,940    $   322,728             --    $   873,668
Operating expenses .......................................   (1,274,352)      (363,791)      (648,281)    (2,286,424)
(Loss) income from operations ............................     (723,412)       (41,063)      (648,281)    (1,412,756)
Interest expense .........................................   (2,667,774)        (3,118)            --     (2,670,892)
Interest income ..........................................       33,973             --             --         33,973
Realized gain on investments .............................        3,062             --             --          3,062
Net (loss) income ........................................   (3,354,151)       (44,181)      (648,281)    (4,046,613)
Net (loss) income per share - basic and diluted ..........  $     (0.35)   $     (1.77)                  $     (0.39)
Basic and diluted shares outstanding .....................    9,493,429         25,000                    10,360,096

                       e.NVIZION COMMUNICATIONS GROUP LTD.
                          (Formerly OTC America, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Pro forma adjustments

The consolidated financial statements of the Company include the results of operations of WEB SOLUTIONS for the period March 1, 2000 through June 30, 2000. The financial information of WEB SOLUTIONS presented in the pro forma statement is the results of operations for WEB SOLUTIONS for the period November 1, 1999 (inception) through February 29, 2000. The adjustments include the increased amortization expense resulting from the customer list as if the list was amortized for the full year.

The pro forma condensed consolidated financial information does not show any adjustments for a change in the income tax benefit as the total pro forma consolidated benefit for income taxes would be offset by any valuation allowance due to any deferred tax asset derived from net operating losses. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.

NOTE C:  PROPERTY AND EQUIPMENT

Furniture and equipment consisted of the following at June 30, 2000:

                                                   Property
                                     Property    under Capital   Total
                                      Owned          Lease     Property
                                     ---------    ---------    ---------
Furniture and fixtures ............  $  40,000    $      --    $  40,000
Computer equipment ................    450,956       69,870      520,826
                                     ---------    ---------    ---------
                                       490,956       69,870      560,826
Less accumulated depreciation .....   (113,304)      (7,928)    (121,232)
                                     ---------    ---------    ---------
                                     $ 377,652    $  61,942    $ 439,594
                                     =========    =========    =========

NOTE D:  INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate follows:

                                                               June 30,
                                                           ------------------
                                                             2000      1999
                                                           --------  --------
    U.S. statutory federal rate .........................    34.00%    34.53%
    State income tax rate,
       net of federal benefit ...........................     3.14%     3.27%
    Net operating loss for which no tax
      benefit is currently available ....................   (37.14)   (37.80%)
                                                           -------   -------
                                                                - %        - %
                                                           =======   =======

                       e.NVIZION COMMUNICATIONS GROUP LTD.
                          (Formerly OTC America, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Deferred taxes consisted of the following:

                                                                 June 30,
                                                    ---------------------------------
                                                       2000                   1999
                                                    -----------             ---------
    Deferred tax assets,
       Net operating loss ......................    $ 1,394,712             $149,158
    Valuation allowance ........................     (1,394,712)            (149,158)
                                                    -----------             --------
          Net deferred taxes ...................    $       -0-             $    -0-
                                                    ===========             ========

The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended June 30, 2000 and 1999 totaled $1,245,564 and $149,158, respectively which approximates the current tax benefit for each period. The net operating loss carryforward expires through the year 2020. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

NOTE E:  SHAREHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue twenty million shares of no par value preferred stock, which may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined by the Board of Directors.

Common Stock

On February 14, 2000 the Company's Board of Directors approved a four for one stock split, resulting in the distribution of three additional shares of common stock for each share of common stock held as of the record date (February 29, 2000).

                       e.NVIZION COMMUNICATIONS GROUP LTD.
                          (Formerly OTC America, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE F:  COMMITMENTS

Non-cancelable leases

The Company leases office space under a non-cancelable operating lease effective July 1, 2000 expiring June 30, 2003. Total office rent expense incurred under these leases for the year ended June 30, 2000 was $-0-. Future minimum lease payments for the lease as of June 30, 2000 are as follows:

               June 30, 2001 .....................  $ 10,560
               June 30, 2002 .....................  $ 10,877
               June 30, 2003 .....................  $ 11,203

NOTE G:  DEBT

Redeemable Preferred Stock

On May 11, 1999 the Company issued 2,500,000 shares of its Series A Preferred Stock for $2,500,000. The preferred stock was mandatorily redeemable, at the option of the holder, thirteen months after the date the stock was issued. The stock had a stated value of $1.00 per share and was redeemable at $2.00 per share or $5,000,000. Dividends, at the rate of eighteen percent per year of the stated value of the stock, were payable monthly from the date of issuance commencing thirty days after issuance. The holder of the preferred stock is entitled to dividends at the rate of nine percent per year of the stated value of the preferred stock for a period of two years after the mandatory redemption date, regardless whether the Company redeems the stock in accordance with the mandatory redemption provisions. In the event of any liquidation, the holder of the preferred stock is entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of the Company's common stock, two times the stated value of the preferred stock plus all unpaid dividends.

Due to the mandatory redemption provisions of the preferred stock, the Company recorded the preferred stock outside of the equity section. The accretion expense was charged to interest expense during the years ended June 30, 2000 and 1999. All dividend payments have accordingly been charged to interest expense during the years ended June 30, 2000 and 1999.

In June 2000, the Company converted the preferred shares to 2,000,000 shares of the Company's common stock. In accordance with the preferred shareholder agreement, the Company continues to pay a dividend of $37,500 per month to the former preferred shareholder.

Note Payable

WEB SOLUTIONS acquired certain liabilities of the former owner of the assets of XZ HOLDINGS LTD. (Formerly, A-Z NET. COM, INC.). Included in those liabilities was a note
                       e.NVIZION COMMUNICATIONS GROUP LTD.
                          (Formerly OTC America, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


payable for $1,300,000 due November 1, 2000. The note called for principal payments of $15,000 per month beginning January 1, 2000. As of June 30, 2000, the Company was current in its obligations under the note. In the event the principal payments are not made at maturity the note will accrue interest at nine percent. The note is convertible into shares of the Company's common stock based on the market value of the common stock as of the date of conversion. The Company completed negotiations with the note holder to extend the note beyond November 1, 2000. See Note H - Subsequent events.

Capital leases payable

CAPITAL LEASES PAYABLE:
Capital lease, due in monthly installments of
$1,097, net of imputed interest, maturing February
2002, collateralized by equipment..........................................  $ 16,343

Capital lease, due in monthly installments of
$1,100, net of imputed interest, maturing February
2003, collateralized by equipment..........................................  $ 21,885

Capital lease, due in monthly installments of
$1,083, net of imputed interest, maturing April
2004, collateralized by equipment..........................................    26,851
                                                                             ---------
                                                                               65,079
Less: current maturities...................................................   (18,378)
                                                                             ---------
                                                                             $ 46,701
                                                                             =========

Maturities on capital leases payable, subsequent to June 30, 2000 are as follows:

2001.......................................................................  $ 18,378
2002.......................................................................    34,960
2003.......................................................................    21,796
2004.......................................................................    10,830
                                                                             ---------
                                                                               85,964
Less: imputed interest.....................................................   (20,885)
                                                                             ---------
Present value of net minimum lease payments................................  $ 65,079
                                                                             =========

                       e.NVIZION COMMUNICATIONS GROUP LTD.
                          (Formerly OTC America, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE H:  SUBSEQUENT EVENTS

Common stock dividend

On August 10, 2000, the Company's Board of Directors declared a three for one stock dividend, resulting in the distribution of two additional shares of common stock for each share common stock held as of the record date (September 15, 2000).

Extension of note payable

During November 2000, the Company completed negotiations with its note holder to extend the terms of the original note. The new/replacement note in exchange for the original note in the principal amount of $1,000,000, together with interest at the rate of ten percent per year will be payable beginning with principal installments of $250,000 plus accrued interest on January and March 2001. Principal installments of $125,000 plus accrued interest will be payable on May, July, September and November 2001.

A monthly forbearance fee will be paid to the holder in the amount of $10,000 beginning November 2000 and monthly thereafter through February 2001. An extension/modification fee will be paid in the form of the Company issuing 500,000 shares of its restricted common stock to the holder.

The replacement note will be secured by a collateral assignment of certain of the Company's account receivables and a security interest in certain fixed assets of the Company.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
2.1       Stock Purchase Agreement by and between e.NVIZION and the shareholders of Xtelegent Web Solutions Inc. dated February 25, 2000 (filed as exhibit 10.1 to e.NVIZION's current report on Form 8-K filed on March
          15, 2000, and incorporated herein by reference).

3.1 Articles of Incorporation (filed as exhibit 3 to the annual report on Form 10-KSB for the year ended June 30, 1997, and incorporated herein by reference).

3.2       Articles of Amendment to the Articles of Incorporation dated June 10,
          1999 (filed as exhibit 3.1 to the annual report on Form 10-KSB for the year ended June 30, 1999, and incorporated herein by reference).

3.3       Articles of Amendment to the Articles of Incorporation dated June 16,
          2000 (filed herewith)

3.4       Bylaws of e.NVIZION (filed herewith)

10.1      Preferred Stock Purchase Agreement dated May 11, 1999 between the
          Company and Dixon Family Charitable Remainder Trust (filed as exhibit
          10 to the annual report on Form 10-KSB for the year ended June 30, 1999, and incorporated herein by reference).

10.2      Subscription Agreement dated June 16, 2000 between the Company and
          Dixon Family Charitable Remainder Trust (filed herewith)

21.1      Subsidiaries of e.NVIZION (filed herewith)

27.       Financial Data Schedule (filed herewith)