Form 10QSB
period 2000-09-30
ENVIZION COMMUNICATIONS GROUP LTD
filed 2000-12-26
CIK 803265

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2000.

Commission file number 0-15992

                       e.NVIZION COMMUNICATIONS GROUP LTD.
        (Exact name of small business issuer as specified in its charter)

         Colorado                                             84-1031311
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

600 17th Street, Suite 950S,                                     80202
Denver, Colorado                                               (Zip Code)
 (Address of principal executive offices)

                                 (303) 260-6482
                           (Issuer's telephone number)

     Not applicable (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          No    X
    -----        -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         As of December 22, 2000, 39,180,288 shares of common stock were outstanding.

                                      INDEX

         PART I  FINANCIAL INFORMATION....................................................................2

              Item 1  Financial Statements................................................................2
                  Consolidated Balance Sheet
                   as of September 30, 2000...............................................................2

                  Consolidated Statements of Operations for the three
                   month periods ended September 30, 2000 and 1999........................................3

                  Consolidated Statements of Cash Flows for the three
                   month periods ended September 30, 2000 and 1999........................................4

                  Notes to Consolidated Financial Statements..............................................5

              Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations..............................................6

         PART II   OTHER INFORMATION.....................................................................12
              Items 1 through Items 6....................................................................12

         Signature.......................................................................................13

                CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB and the information incorporated by reference may include "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. In particular, your attention is directed to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. We intend the disclosure in these sections and throughout the Quarterly Report on Form 10-QSB to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend" and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and assumptions.

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

         This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000 under the caption "Item 1. Business - Risk Factors" and in our other SEC filings and our press releases.

PART I - ITEM 1   FINANCIAL STATEMENTS


                       e.NVIZION COMMUNICATIONS GROUP LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2000
                                     ASSETS
                                   (UNAUDITED)

CURRENT ASSETS
      Cash and cash equivalents .......................................   $        (0)
      Accounts receivable .............................................       282,919
      Due from related party ..........................................       203,720
      Prepaid expenses ................................................        45,039
                                                                          -----------
           TOTAL CURRENT ASSETS .......................................       531,678

CUSTOMER LIST, net of $1,063,331 accumulated amortization .............     3,477,490

PROPERTY & EQUIPMENT, net of $167,955 accumulated depreciation ........       403,887
                                                                          -----------
                                                                          $ 4,413,055
                                                                          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable ................................................   $   183,177
      Accrued expenses ................................................        41,584
      Unearned revenue ................................................       230,242
      Note payable ....................................................     1,030,000
      Current portion of capital leases payable .......................        15,461
      Due to related party ............................................        47,948
                                                                          -----------
           TOTAL CURRENT LIABILITIES ..................................     1,548,411

CAPITAL LEASES PAYABLE ................................................        55,415
                                                                          -----------
           TOTAL  LIABILITIES .........................................     1,603,826


SHAREHOLDERS' EQUITY
      Preferred stock, no par value, 20,000,000 shares authorized;
        -0- shares issued and outstanding .............................            --
      Common stock, $.0001 par value; 150,000,000 shares authorized;
        39,180,288 shares issued and outstanding ......................         3,918
      Additional paid in capital ......................................     7,626,540
      Deferred stock compensation .....................................       (33,331)
      Accumulated deficit .............................................    (4,787,898)
                                                                          -----------
           TOTAL SHAREHOLDERS' EQUITY .................................     2,809,229
                                                                          -----------
                                                                          $ 4,413,055
                                                                          ===========


               See accompanying notes to the unaudited condensed
                       consolidated financial statements
                       e.NVIZION COMMUNICATIONS GROUP LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  For the Three Months Ended September 30,
                                                                  ----------------------------------------
                                                                         2000                   1999
                                                                  ----------------        ----------------
REVENUE ....................................................        $    343,317            $      --

COSTS AND EXPENSES
    Cost of revenue ........................................             105,043                   --
    Stock-based compensation, consulting fees ..............              20,000                   --
    Depreciation and amortization ..........................             425,124               21,286
    General and administrative .............................             195,690               26,080
                                                                    ------------         ------------
        TOTAL COSTS AND EXPENSES ...........................             745,857               47,366
                                                                    ------------         ------------
        NET LOSS BEFORE OTHER INCOME (EXPENSE) .............            (402,540)             (47,366)

OTHER INCOME (EXPENSE)
    Interest expense .......................................            (118,548)            (893,043)
    Interest income ........................................                  --               20,814
    Unrealized gain on investments .........................                  --                3,062
                                                                    ------------         ------------
        NET LOSS BEFORE INCOME TAXES .......................            (521,088)            (916,533)

INCOME TAXES ...............................................                  --                   --
                                                                    ------------         ------------
        NET LOSS ...........................................        $   (521,088)        $   (916,533)
                                                                    ============         ============

NET LOSS PER COMMON SHARE:
    Basic and diluted ......................................        $      (0.01)        $      (0.05)
                                                                    ============         ============

SHARES USED FOR COMPUTING NET LOSS PER COMMON SHARE:
    Basic and diluted ......................................          39,180,288           18,000,288
                                                                    ============         ============

Shares retroactively restated for 3:1 split





               See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                       e.NVIZION COMMUNICATIONS GROUP LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           For the Three Months Ended September 30,
                                                           ----------------------------------------
                                                                  2000                   1999
                                                           ---------------         ----------------
OPERATING ACTIVITIES
         NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES .........................             22,228            (141,967)
                                                               -----------         -----------

INVESTING ACTIVITIES
    Cash paid for equipment ...........................               (492)                 --
                                                               -----------         -----------
         NET CASH USED IN
         INVESTING ACTIVITIES .........................               (492)                 --
                                                               -----------         -----------

FINANCING ACTIVITIES
    Principal payments on capital leases ..............             (4,727)                 --
    Principal payments on note payable ................            (30,000)                 --
                                                               -----------         -----------
         NET CASH (USED IN)
         FINANCING ACTIVITIES .........................            (34,727)                 --
                                                               -----------         -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS ...............            (12,991)           (141,967)
Cash and cash equivalents, beginning ..................             12,991           2,211,784
                                                               -----------         -----------
Cash and cash equivalents, ending .....................        $         0         $ 2,069,817
                                                               ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ................................        $   102,298         $   112,500
                                                               ===========         ===========

Cash paid for income taxes ............................        $        --         $        --
                                                               ===========         ===========


NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital lease ................        $    10,524         $        --
                                                               ===========         ===========


               See accompanying notes to the unaudited condensed
                       consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 2000

NOTE A:  BASIS OF PRESENTATION

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies thereto included in the Company's annual report on Form 10-K as filed with the SEC.

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

NOTE B:  SHAREHOLDERS' EQUITY

Common stock dividend
On August 10, 2000, the Company's Board of Directors declared a three for one stock dividend, resulting in the distribution of two additional shares of common stock for each share common stock held as of the record date (September 15, 2000). The unaudited condensed consolidated financial statements have been retroactively restated to reflect this transaction for all periods presented.

NOTE C:  EXTENSION OF NOTE PAYABLE

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

PART I. -- ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS

INTRODUCTION

         The financial information discussed below is from the Company's unaudited Consolidated Financial Statements included in this Form 10-QSB. This information should be read in conjunction with those Statements and the Notes thereto. Also of critical importance, is to read the Statements and Notes and the following discussion in the context that: (1) in the quarter ended September 30, 1999, we were still a "development stage company," which had no operations and no revenue from operations; and (2) the Statements include both capitalized and non-capitalized extraordinary expenses related our February 29, 2000 acquisition of e.NVIZION WEB SOLUTIONS LTD. ("WEB SOLUTIONS"), which is our wholly-owned Internet service provider ("ISP") subsidiary.

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

         Subscription revenue is recognized over the period in which dial-up Internet Access is provided. The same is true for co-location services, dedicated Internet Access and Web Hosting services. Fee revenue for set-up services and Web page design services are recognized as those services are performed. The Company carries on its balance sheet an item entitled "unearned revenue," which represents prepaid customer subscriptions. As of September 30, 2000, unearned revenue was $230,242. "Teleco compensation revenue" is recognized monthly as reported by the providers of our leased telephone lines. Revenue is reported "net refunds and allowances," it being our policy to refund prepaid subscriptions for whole months in which we do not provide Internet access or Web hosting services. In addition, existing customers receive one month free access for each new customer they refer to us.

         We do not anticipate any adverse change in existing revenue. WEB SOLUTIONS' basic rates for dial-up Internet access and Web hosting are $9.95/mo. (unlimited access, no set-up fee, four e-mail addresses, 10mb of "our domain" web space) and $19.95/mo. ($50 one-time set-up fee, 25mb of web space, two e-mail addresses), respectively. In the markets we serve, we believe these are the lowest rates available for dial-up Internet access other than "free," and also for Web hosting. These rates are substantially less than the rate charged by national/larger ISPs, e.g.,

America Online charges $21.95/mo. for dial-up Internet access. While we do anticipate that teleco ("reciprocal") compensation revenue will decline over time as a result of the re-negotiation of interconnect and reciprocal compensation agreements under existing reinterpretations of The Telecommunications Act of 1996, our most important contract in this regard does not expire until November 1, 2001. In addition, we anticipate that our strategy to become a facilities-based Competitive Local Exchange Carrier ("CLEC") in the areas we offer dial-up Internet access, will, as a result of cost savings and the creation of other sources of "teleco" revenue, offset decline in teleco reciprocal compensation revenue.

         Our strategy to increase revenue is four fold: (1) Aggressively pursue our acquisition strategy which is discussed in detail elsewhere in this Form 10-QSB. (2) Aggressively pursue the deployment of broadband Internet access technology and infrastructure so as to be able to offer higher-margin Internet access and other broadband services. (3) Aggressively pursue the deployment of our own "private" fiber backbone transport and data center network, which is currently being designed by AT&T Network Solutions, so as to be able to offer a full suite of bundled and unbundled communications and Internet services to both existing ISP customers and new "ICP" customers ("ICP" is the acronym for Integrated Communications Provider). (4) While the build-out and ramp-up of strategies "(2)" and "(3)" proceed, aggressively market our low cost/high value existing ISP services to potential customers in our New York State market.

COSTS AND EXPENSES

         Cost of revenue consisted primarily of the costs of maintaining sufficient capacity to provide Internet access to our customers. For an ISP, capacity is a measurement of the ISP's ability to connect subscribers to the Internet. These costs included:

     o The cost of leased routers and access servers and recurring telecommunications costs, including the cost of leased telephone lines to carry customer calls to our points of presence, or "POPs;"

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

         Cost of revenue also consisted of the costs of providing customer service and technical support to our ISP customers. During the quarter ended September 30, 2000, these services, which had been previously outsourced on a cost per customer basis to a national provider, were moved to our own, "in-house" call center, at an approximate saving of $4,400/month.

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

         Our policy is to depreciate assets over their estimated useful lives on a straight-line basis. Our expense for depreciation is expected to increase as we make capital expenditures to expand our operations and/or as we acquire additional ISPs. Specifically, we anticipate that financial resources will be utilized to acquire additional communications and network equipment and for improvements to technology that will allow our network to grow to support new and acquired customers, build network operation and customer care centers, and integrate common billing, customer service and financial reporting systems.

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

ACQUISITIONS

         Acquisitions have historically been and will continue to be a significant part of our growth strategy. During the quarter ended September 30, 2000, "Letters of Intent" to acquire two ISPs located in the Northeast and the customer base of a third ISP located in the Midwest expired without the consummation of the transactions contemplated by them. Negotiations continue, however, for the acquisition of the two Northeast ISPs. Management hopes to be able announce the execution of new Letters of Intent and/or formal contracts for the acquisition of these two ISPs in the very near future. The Company continues identifying and investigating potential ISP acquisition candidates in the Northeast.

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 1999 AND 2000

         Revenue. Revenue from operations increased from $0 for the quarter ended September 30, 1999 to $343,317 for the quarter ended September 30, 2000. The increase was exclusively due to the acquisition of WEB SOLUTIONS and the undertaking of its continued operations. We had approximately 10,000 customers at September 30, 2000 compared to -0- customers at September 30, 1999.

         Cost of Revenue. For the quarter ended September 30, 2000, cost of revenue increased by $105,043. We had no cost of revenue in the quarter ended September 30, 1999. The increase was exclusively due to the acquisition of WEB SOLUTIONS and the undertaking of its continued operations.

         Stock-based compensation, consulting fees. For the quarter ended September 30, 2000, stock-based compensation, consulting fees, increased by $20,000. We granted no comparable compensation in the quarter ended September 30, 1999. The increase was due to our desire to generate more investor exposure and possible sources of acquisition and working capital.

         Depreciation and Amortization. For the quarter ended September 30, 2000, depreciation and amortization increased by $403,838 to $425,124. The increase was primarily due to the acquisition of WEB SOLUTIONS and the undertaking of its continued operations.

         General and administrative expenses. For the quarter ended September 30, 2000, general and administrative expenses increased by $169,610 to $195,690. The increase was primarily due to the acquisition of WEB SOLUTIONS and the undertaking of its continued operations.

         Interest expense. For the quarter ended September 30, 2000, interest expense decreased by $774,495 to $118,548. This decrease was primarily due the conversion of our Series A

Preferred Stock on June 16, 2000, and, thus, the end of the recognition of its associated "[interest] accretion expense" charged to account for the former mandatory redemption provisions of that stock. Details regarding the conversion were reported in our Form 10-KSB for the year ended June 30, 2000. The former holder of the preferred stock remains entitled to a dividend at the rate of nine percent per year of the original stated value of the preferred stock ($225,000/yr.) until June 11, 2002.

         Net loss. We incurred a net loss and anticipate that we will continue to incur losses until sufficient revenues are generated to offset the substantial up-front expenditures (capital and non-capital) and operating costs associated with attracting and retaining additional customers whether by acquisition or organically, and the substantial up-front expenditures (capital and non-capital) necessary to build-out and deploy our planned transport network/data center infrastructure. For the quarters ended September 30, 2000 and 1999, we incurred net losses of $(402,540) and $(47,366), respectively. It should be noted, however, that $(425,124) or 105.61% of our net loss for the quarter ended September 30, 2000 was attributable to depreciation and amortization (i.e., non-cash expenses). "EBITDA," i.e., Earnings before Income Taxes, Depreciation and Amortization, for the quarter ended September 30, 2000 was $22,584.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital at September 30,2000 was $(1,016,733) compared to working capital of $2,296,004 at September 30, 1999. This change in working capital was due almost exclusively to the acquisition of WEB SOLUTIONS and the undertaking of its continued operations. A significant portion of our current working capital deficit is attributable to the principal balance due under a note payable assumed by WEB SOLUTIONS when it acquired certain liabilities of the former owner of the assets of XZ HOLDINGS LTD. (Formerly, A-Z NET. COM, INC.). Included in those liabilities was a note payable for $1,300,000 due November 1, 2000. The note called for principal payments of $15,000 per month beginning January 1, 2000. As of September 30, 2000, WEB SOLUTIONS was current in its obligations under the note, and the principal balance due under the note was $1,030,000. In November 2000, we completed negotiations with the note holder to extend the note beyond November 1, 2000. A new/replacement note in exchange for the original note in the principal amount of $1,000,000, together with interest at the rate of ten percent per year, will be payable beginning with principal installments of $250,000 plus accrued interest in January and March 2001. Principal installments of $125,000 plus accrued interest will be payable in May, July, September and November 2001. We continue to work on raising the capital necessary to pay this obligation and/or to renegotiate its terms.

         The development and expansion of our business will require substantial capital investment for the design, procurement and construction of our planned transport network/data center infrastructure. Outside of the acquisition of WEB SOLUTIONS, capital expenditures were negligible in the quarters ended September 30, 1999 and 2000. We expect capital expenditures to be significantly higher in future periods.

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

         We are currently pursuing, and intend to continue to pursue, additional acquisitions, which we expect to be funded through a combination of cash and the issuance of shares of our common stock. To the extent we elect to pursue acquisitions involving the payment of significant amounts of cash to fund the purchase price of such acquisitions and the repayment of assumed indebtedness, we are likely to require additional sources of financing to fund such non-operating cash needs. We may determine to raise additional debt or equity capital to finance potential acquisitions and/or to fund accelerated growth. Any significant acquisitions or increases in our growth rate could materially affect our operating and financial expectations and results, liquidity and capital resources. We can not assure you we will be able to raise additional capital to finance our operations and for our anticipated growth.


PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER EVENTS

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         27 Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           e.NVIZION COMMUNICATIONS GROUP LTD.


DATE: December 22, 2000                    BY: /s/ RANDY PHILLIPS
                                              ---------------------------------
                                                Randy Phillips
                                                Chairman and CEO

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
 27                 Financial Data Schedule