Form 10QSB/A
period 2000-09-30
ENVIZION COMMUNICATIONS GROUP LTD
filed 2001-04-30
CIK 803265

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB-A


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2000.

Commission file number 0-15992

                       e.NVIZION COMMUNICATIONS GROUP LTD.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Colorado                                    84-1031311
     ------------------------------                     ------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

     600 17th Street, Suite 950S,
           Denver, Colorado                                    80202
 --------------------------------------                      --------
(Address of principal executive offices)                    (Zip Code)

                                 (303) 885-3303
                            -------------------------
                           (Issuer's telephone number)

                                 Not applicable
 -------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

     As of April 26, 2001, 47,600,288 shares of common stock were outstanding.

                                      INDEX

  PART I  FINANCIAL INFORMATION............................................2

       Item 1. Financial Statements........................................2

           Consolidated Balance Sheet as of September 30, 2000.............2

           Consolidated Statements of Operations for the quarter and
            three month period ended September 30, 2000 and 1999...........3

           Consolidated Statements of Cash Flows for the quarter and
            three month period ended September 30, 2000 and 1999...........4

           Notes to Consolidated Financial Statements......................5

       Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................6

  PART II  OTHER INFORMATION...............................................13

       Items 1 through Items 6.............................................13

     This Amended Quarterly Report on Form 10-QSB-A is being filed for the purpose of reflecting changes necessary to adjust the unaudited Condensed Consolidated Balance Sheet and unaudited Condensed Consolidated Statements of Operation of e.NVIZION COMMUNICATIONS GROUP LTD. ("e.NVIZION") as a result of management's failure to take into consideration stock-based compensation paid during the quarter ended September 30, 2000. Management became aware of these circumstances in the course of preparing and reviewing its Quarterly Report on Form 10-QSB for the quarter and six months ended December 31, 2000 which is being filed contemporaneously with this Amended Quarterly Report.


                CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

     This Amended Quarterly Report on Form 10-QSB-A and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In particular, your attention is directed to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. We intend the disclosure in these sections and throughout the Amended Quarterly Report on Form 10-QSB-A to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend" and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and assumptions.

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

PART I - ITEM 1. FINANCIAL STATEMENTS


                       e.NVIZION COMMUNICATIONS GROUP LTD.
                       -----------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2000

                                     ASSETS
                            (UNAUDITED AND RESTATED)



CURRENT ASSETS
      Cash and cash equivalents...................................  $        (0)
      Accounts receivable.........................................      282,919
      Due from related party......................................      203,720
      Prepaid expenses............................................       85,039
                                                                    -----------
                                          TOTAL CURRENT ASSETS          571,678


INVESTMENTS, AT COST..............................................       59,350

CUSTOMER LIST, net of $1,063,331 accumulated amortization.........    3,477,490

PROPERTY & EQUIPMENT, net of $167,955 accumulated depreciation....      403,887
                                                                    -----------
                                                                    $ 4,512,405
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
      Accounts payable............................................  $   183,177
      Accrued expenses............................................       25,334
      Unearned revenue............................................      230,242
      Note payable................................................    1,030,000
      Current portion of capital leases payable...................       15,461
      Due to related party........................................       47,948
                                                                    -----------
                                     TOTAL CURRENT LIABILITIES        1,532,161


CAPITAL LEASES PAYABLE............................................        5,415
                                                                    -----------
                                            TOTAL  LIABILITIES        1,587,576


SHAREHOLDERS' EQUITY
      Preferred stock, no par value, 20,000,000 shares authorized;
        -0- shares issued and outstanding.........................         --
      Common stock, $.0001 par value; 150,000,000 shares authorized;
        45,000,288 shares issued and outstanding .................        4,500
      Additional paid in capital..................................    9,219,167
      Deferred stock compensation.................................     (420,050)
      Accumulated deficit.........................................   (5,878,788)
                                                                    -----------
                                    TOTAL SHAREHOLDERS' EQUITY        2,924,829
                                                                    -----------
                                                                    $ 4,512,405
                                                                    ===========


                See accompanying notes to the unaudited condensed
                       consolidated financial statements
                       e.NVIZION COMMUNICATIONS GROUP LTD.
                       -----------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED AND RESTATED)


                                                        For the Three Months
                                                         Ended September 30,
                                                       -----------------------
                                                           2000        1999
                                                       -----------  ----------

REVENUE..............................................  $   343,317  $      --

COSTS AND EXPENSES
    Cost of revenue..................................      105,043         --
    Stockbased compensation, officers and directors..    1,010,625         --
    Stockbased compensation,legal fees...............       64,665         --
    Stockbased compensation, consulting fees.........       20,000         --
    Depreciation and amortization....................      425,124       21,286
    General and administrative.......................      195,690       26,080
                                                       -----------  -----------
                             TOTAL COSTS AND EXPENSES    1,821,147       47,366
                                                       -----------  -----------
               NET LOSS BEFORE OTHER INCOME (EXPENSE)   (1,477,830)     (47,366)


OTHER INCOME (EXPENSE)
    Interest expense.................................     (134,148)    (893,043)
    Interest income..................................         --         20,814
    Unrealized gain on investments...................         --          3,062
                                                       -----------  -----------
                         NET LOSS BEFORE INCOME TAXES   (1,611,978)    (916,533)


INCOME TAXES.........................................         --          --
                                                       -----------  -----------
                                             NET LOSS  $(1,611,978) $  (916,533)
                                                       ===========  ===========

NET LOSS PER COMMON SHARE:
    Basic and diluted................................  $     (0.04) $     (0.05)
                                                       ===========  ===========


SHARES USED FOR COMPUTING NET LOSS PER COMMON SHARE:
    Basic and diluted................................   43,410,000   18,000,288
                                                       ===========  ===========


Shares retroactively restated for 3:1 split


                See accompanying notes to the unaudited condensed
                        consolidated financial statements
                       e.NVIZION COMMUNICATIONS GROUP LTD.
                       -----------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED AND RESTATED)


                                                          For the Three Months
                                                           Ended September 30,
                                                        -----------------------
                                                            2000         1999
                                                        ----------   ----------
OPERATING ACTIVITIES
                        NET CASH PROVIDED BY (USED IN)
                                  OPERATING ACTIVITIES      22,228     (141,967)
                                                        ----------   ----------

INVESTING ACTIVITIES
    Cash paid for equipment...........................        (492)        --
                                                        ----------   ----------
                                      NET CASH USED IN
                                  INVESTING ACTIVITIES        (492)        --
                                                        ----------   ----------

FINANCING ACTIVITIES
    Principal payments on capital leases..............      (4,727)        --
    Principal payments on note payable................     (30,000)        --
                                                        ----------   ----------

                                    NET CASH (USED IN)
                                  FINANCING ACTIVITIES     (34,727)        --
                                                        ----------   ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS...............     (12,991)    (141,967)
Cash and cash equivalents, beginning..................      12,991    2,211,784
                                                        ----------   ----------
Cash and cash equivalents, ending.....................  $        0  $ 2,069,817
                                                        ==========  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest................................  $    8,346  $   112,500
                                                        ==========  ===========

Cash paid for income taxes............................  $     --    $      --
                                                        ==========  ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital lease................  $   10,524  $      --
                                                        ==========  ===========


                See accompanying notes to the unaudited condensed
                        consolidated financial statements
                       e.NVIZION COMMUNICATIONS GROUP LTD.
                       -----------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited and Restated)

                               September 30, 2000

Note A:  Basis of presentation
         ---------------------

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

Note B:  Shareholders' equity
         --------------------

Common stock dividend
---------------------
On August 10, 2000, the Company's Board of Directors declared a three for one stock dividend, resulting in the distribution of two additional shares of common stock for each share common stock held as of the record date (September 15, 2000). The unaudited condensed consolidated financial statements have been retroactively restated to reflect this transaction for all periods presented.

Note C:  Extension of note payable
         -------------------------

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

Note D: Items requiring restatement of interim financial statements
        -----------------------------------------------------------

During the quarter ended September 30, 2000, the Company entered into the following transactions with respect to issuances of the Company's common stock (all issuances have been restated to reflect the three for one stock dividend mentioned above):

Issued 285,000 shares as payment for interest, forbearance and legal fees on the Company's subsidiary's $1,030,000 note payable. The transaction was valued at the market value of the common stock on date of grant.

Issued 1,125,000 shares as payment for consulting services to be provided in the future. The transaction was valued at the market value of the common stock on date of grant and has been recorded as deferred compensation. The Company will record the compensation expense as the services are rendered.

Issued 4,620,000 shares to the Company's officers and directors for payment of services. The transaction was valued at the market value of the common stock on date of grant.

Issued 150,000 shares to acquire stock of Screen Telephony Services, Inc. n/k/a e.NVIZION COMMUNICATIONS LTD. The transaction was valued at the market value of the common stock on date of grant and has been recorded as an investment, at cost.


PART I. -- ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS

INTRODUCTION

     The financial information discussed below is from the unaudited and restated Consolidated Financial Statements of e.NVIZION included in this Form 10-QSB-A. This information should be read in conjunction with those Statements and the Notes thereto. Also of critical importance, is to read the Statements and Notes and the following discussion in the context that: (1) in the quarter ended September 30, 1999, we were still a "development stage company," which had no operations and no revenue from operations; and (2) the Statements include both capitalized and non-capitalized extraordinary expenses related our February 29, 2000 acquisition of e.NVIZION WEB SOLUTIONS LTD. ("WEB SOLUTIONS"), which is our wholly-owned Internet service provider ("ISP") subsidiary.

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

     Subscription revenue is recognized over the period in which dial-up Internet Access is provided. The same is true for co-location services, dedicated Internet Access and Web Hosting services. Fee revenue for set-up services and Web page design services are recognized as those services are performed. We carry on our balance sheet an item entitled "unearned revenue," which represents prepaid customer subscriptions. As of September 30, 2000, unearned revenue was $230,242. "Teleco compensation revenue" is recognized monthly as reported by the providers of our leased telephone lines. Revenue is reported "net refunds and allowances," it being our policy to refund prepaid subscriptions for whole months in which we do not provide Internet access or Web hosting services. In addition, existing customers receive one month free access for each new customer they refer to us.

     We do not anticipate any adverse change in existing revenue. WEB SOLUTIONS' basic rates for dial-up Internet access and Web hosting are $9.95/mo. (unlimited access, no set-up fee, four e-mail addresses, 10mb of "our domain" web space) and $19.95/mo. ($50 one-time set-up fee, 25mb of web space, two e-mail addresses), respectively. In the markets we serve, we believe these are the lowest rates available for dial-up Internet access other than "free," and also for Web hosting. These rates are substantially less than the rate charged by national/larger ISPs, e.g., America Online charges $21.95/mo. for dial-up Internet access. While we do anticipate that teleco ("reciprocal") compensation revenue will decline over time as a result of the re-negotiation of interconnect and reciprocal compensation agreements under existing reinterpretations of The Telecommunications Act of 1996, our most important contract in this regard does not expire until November 1, 2001. In addition, we anticipate that our strategy to become a facilities-based Competitive Local Exchange Carrier ("CLEC") in the areas we offer dial-up Internet access, will, as a result of cost savings and the creation of other sources of "teleco" revenue, offset the anticipated decline in teleco ("reciprocal") compensation revenue.

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

ACQUISITIONS

     Acquisitions have historically been and will continue to be a significant part of our growth strategy. During the quarter ended September 30, 2000, "Letters of Intent" to acquire two ISPs located in the Northeast and the customer base of a third ISP located in the Midwest expired without the consummation of the transactions contemplated by them. Negotiations continue, however, for the acquisition of the two Northeast ISPs. Management hopes to be able announce the execution of new Letters of Intent and/or formal contracts for the acquisition of these two ISPs in the very near future. We continue identifying and investigating potential ISP acquisition candidates in the Northeast.

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

     Stock-based compensation, officers and directors. For the quarter ended September 30, 2000, stock-based compensation, officers and directors, increased by $1,010,625. We granted no comparable compensation in the quarter ended September 30, 1999. The increase was due to paying for the services of our principal officers and directors with stock rather than cash in order to preserve our cash flow and resources for operations and capital expenditures.

     Stock-based compensation, legal fees. For the quarter ended September 30, 2000, stock-based compensation, legal fees, increased by $64,665. We granted no comparable compensation in the quarter ended September 30, 1999. The increase was due to paying for certain legal fees incurred in connection the renegotiation, extension and modification of a certain note payable due from WEB SOLUTIONS with stock rather than cash in order to preserve our cash flow and resources for operations and capital expenditures.

     Stock-based compensation, consulting fees. For the quarter ended September 30, 2000, stock-based compensation, consulting fees, increased by $20,000. We granted no comparable compensation in the quarter ended September 30, 1999. The increase was due to paying certain consultants stock rather than cash for their services in order to preserve our cash flow and resources for operations and capital expenditures.

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

     Interest expense. For the quarter ended September 30, 2000, interest expense decreased by $758,895 to $134,148. This decrease was primarily due the conversion of our Series A Preferred Stock on June 16, 2000, and, thus, the end of the recognition of its associated "[interest] accretion expense" charged to account for the former mandatory redemption provisions of that stock. Details regarding the conversion were reported in our Form 10-KSB for the year ended June 30, 2000. The former holder of the preferred stock remains entitled to a dividend at the rate of nine percent per year of the original stated value of the preferred stock ($225,000/yr.) until June 11, 2002.

     Interest income. For the quarter ended September 30, 2000, interest income decreased by $20,814 to $0. This decrease was due to the fact that as of the quarter ended September 30, 1999, we had cash reserves which were invested in marketable securities, while as of the quarter ended September 30, 2000, the entirety of our cash resources were employed in operations and capital expenditures.

     Unrealized gain on investments. For the quarter ended September 30, 2000, unrealized gain on investments decreased by $3,062 to $0. This decrease was due to the fact that as of the quarter ended September 30, 1999, we had cash reserves which were invested in marketable securities, while as of the quarter ended September 30, 2000, the entirety of our cash resources were employed in operations and capital expenditures.

     Net loss. We incurred a net loss and anticipate that we will continue to incur losses until sufficient revenues are generated to offset the substantial up-front expenditures (capital and non-capital) and operating costs associated with attracting and retaining additional customers whether by acquisition or organically, and the substantial up-front expenditures (capital and non-capital) necessary to build-out and deploy our planned transport network/data center infrastructure. For the quarters ended September 30, 2000 and 1999, we incurred net losses of $(1,611,978) and $(916,533), respectively. It should be noted, however, that $(1,520,414) or 94.32% of our net loss for the quarter ended September 30, 2000 was attributable to depreciation and amortization, stock-based compensation and interest expenses which were paid in the form of stock rather than cash (i.e., non-cash expenses). "EBITDA," i.e., Earnings before Income Taxes, Depreciation and Amortization, for the quarter ended September 30, 2000 was $(1,052,706).

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital at September 30,2000 was $(960,483) compared to working capital of $2,296,004 at September 30, 1999. This change in working capital was due almost exclusively to the acquisition of WEB SOLUTIONS and the undertaking of its continued operations. A significant portion of our current working capital deficit is attributable to the principal balance due under a note payable assumed by WEB SOLUTIONS when it acquired certain liabilities of the former owner of the assets of XZ HOLDINGS LTD. (Formerly, A-Z NET. COM, INC.). Included in those liabilities was a note payable for $1,300,000 due November 1, 2000. The note called for principal payments of $15,000 per month beginning January 1, 2000. As of September 30, 2000, WEB SOLUTIONS was current in its obligations under the note, and the principal balance due under the note was $1,030,000. In November 2000, we completed negotiations with the note holder to extend the note beyond November 1, 2000. A new/replacement note in exchange for the original note in the principal amount of $1,000,000, together with interest at the rate of ten percent per year, will be payable beginning with principal installments of $250,000 plus accrued interest in January and March 2001. Principal installments of $125,000 plus accrued interest will be payable in May, July, September and November 2001. We continue to work on raising the capital necessary to pay this obligation and/or to renegotiate its terms.

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

     We intend to continue to expand our operations at a rapid pace and expect to continue to operate at a loss for the foreseeable future. The nature of the expenses contributing to our future losses will include network and related service costs in existing and new markets; legal, marketing and selling expenses as we enter each new market; payroll-related expenses as we continue to add employees; general overhead to support increases in the scale of our operations; and interest expenses arising from financing capital expenditures (acquisition- and non-acquisition-related) and working capital requirements.

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

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            e.NVIZION COMMUNICATIONS GROUP LTD.


DATE: April 27, 2001
                                            BY: /s/ Randy L. Phillips
                                            -------------------------
                                            Randy L. Phillips
                                            Chairman and Chief Executive Officer