Form 10QSB
period 2000-12-31
ENVIZION COMMUNICATIONS GROUP LTD
filed 2001-04-30
CIK 803265

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 2000.

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

                                 Not applicable
 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

            Consolidated Balance Sheet as of December 31, 2000..............2

            Consolidated Statements of Operations for the quarter and
             six month periods ended December 31, 2000 and 1999.............3

            Consolidated Statements of Cash Flows for the
             six month periods ended December 31, 2000 and 1999.............4

            Notes to Consolidated Financial Statements......................5

        Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................7

   PART II  OTHER INFORMATION...............................................14

        Items 1 through Items 6.............................................14

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

PART I - ITEM 1 FINANCIAL STATEMENTS


                       e.NVIZION COMMUNICATIONS GROUP LTD.
                       -----------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                December 31, 2000

                                     ASSETS

                                   (UNAUDITED)


CURRENT ASSETS
      Cash and cash equivalents.................................    $        (0)
      Accounts receivable.......................................        370,097
      Due from related party....................................        242,462
      Prepaid expenses..........................................          9,395
                                                                    -----------
                                            TOTAL CURRENT ASSETS        621,954

INVESTMENTS, AT COST............................................         59,350

CUSTOMER LIST, net of $1,441,733 accumulated amortization.......      3,099,088

PROPERTY & EQUIPMENT, net of $214,093 accumulated depreciation..        398,653
                                                                    -----------
                                                                    $ 4,179,045
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
      Accounts payable..........................................    $   281,163
      Accrued expenses..........................................         12,945
      Unearned revenue..........................................        230,242
      Note payable..............................................      1,000,000
      Current portion of capital leases payable.................         24,976
      Due to related party......................................         98,009
                                                                    -----------
                                       TOTAL CURRENT LIABILITIES      1,647,335


CAPITAL LEASES PAYABLE..........................................         42,055
                                                                    -----------
                                              TOTAL  LIABILITIES      1,689,390


SHAREHOLDERS' EQUITY
      Preferred stock, no par value, 20,000,000 shares
        authorized;
        -0- shares issued and outstanding.......................           --
      Common stock, $.0001 par value; 150,000,000 shares
        authorized;
        47,000,288 shares issued and outstanding ...............          4,700
      Additional paid in capital................................      9,348,717
      Deferred stock compensation...............................       (400,049)
      Accumulated deficit.......................................     (6,463,713)
                                                                    -----------
                                      TOTAL SHAREHOLDERS' EQUITY      2,489,655
                                                                    -----------
                                                                    $ 4,179,045
                                                                    ===========


               See accompanying notes to the unaudited consensed
                       consolidated financial statements



                                       e.NVIZION COMMUNICATIONS GROUP LTD.
                                       -----------------------------------
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                                    For the Three Months Ended           For the Six Months Ended
                                                            December 31,                       December 31,
                                                   ----------------------------      -------------------------------
                                                        2000            1999             2000               1999
                                                   -----------      -----------      -----------      -----------
REVENUE.........................................   $   360,208      $      --        $   703,525      $      --

COSTS AND EXPENSES
    Cost of revenue.............................       116,033             --            221,076             --
    Stockbased compensation, officers and
    directors...................................          --               --          1,010,625             --
    Stockbased compensation, legal fees.........        28,050             --             92,715             --
    Stockbased compensation, consulting fees....        20,000             --             40,000             --
    Depreciation and amortization...............       424,540           21,286          849,664           42,572
    General and administrative..................       208,753           80,636          404,443          106,716
                                                   -----------      -----------      -----------      -----------
                        TOTAL COSTS AND EXPENSES       797,376          101,922        2,618,523          149,288
                                                   -----------      -----------      -----------      -----------
                    NET LOSS BEFORE OTHER INCOME      (437,168)        (101,922)      (1,914,998)        (149,288)


OTHER INCOME (EXPENSE)
    Interest expense............................      (147,757)        (617,557)        (281,905)      (1,510,600)
    Interest income.............................          --             16,212             --             37,026
    Unrealized gain on investments..............          --               --               --              3,062
                                                   -----------      -----------      -----------      -----------
                    NET LOSS BEFORE INCOME TAXES      (584,925)        (703,267)      (2,196,903)      (1,619,800)



INCOME TAXES....................................          --               --               --               --
                                                   ------------     -----------      -----------      -----------
                                        NET LOSS   $   (584,925)    $  (703,267)     $(2,196,903)     $(1,619,800)
                                                   ============     ===========      ===========      ===========

NET LOSS PER COMMON SHARE:
    Basic and diluted...........................   $      (0.01)    $     (0.04)     $     (0.05)     $     (0.09)
                                                   ============     ===========      ===========      ===========

SHARES USED FOR COMPUTING NET LOSS PER COMMON SHARE:
    Basic and diluted...........................     45,667,000      18,000,288       43,743,333       18,000,288
                                                   ============     ===========      ===========      ===========


Shares retroactively restated for 3:1 split



                                 See accompanying notes to the unaudited consensed
                                           consolidated financial statements

                                                          3

                       e.NVIZION COMMUNICATIONS GROUP LTD.
                       -----------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          For the Six Months
                                                          Ended December 31,
                                                      -------------------------
                                                          2000          1999
                                                      ----------    -----------

OPERATING ACTIVITIES
                       NET CASH PROVIDED BY (USED IN)
                                 OPERATING ACTIVITIES     76,976       (120,366)
                                                      ----------     ----------

INVESTING ACTIVITIES
    Cash paid in acquisition of subsidiary...........       --       (1,525,947)
    Cash paid for equipment..........................    (41,396)          --
                                                      ----------     ----------
                                     NET CASH USED IN
                                 INVESTING ACTIVITIES    (41,396)    (1,525,947)
                                                      ----------     ----------

FINANCING ACTIVITIES
    Principal payments on capital leases.............     (8,571)          --
    Principal payments on note payable...............    (40,000)          --
                                                      ----------     ----------

                                   NET CASH (USED IN)
                                 FINANCING ACTIVITIES    (48,571)          --
                                                      ----------     ----------

NET CHANGE IN CASH...................................    (12,991)    (1,646,313)
Cash, beginning......................................     12,991      2,211,784
                                                      ----------     ----------
Cash, ending......................................... $       (0)    $  565,471
                                                      ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest............................... $   34,403     $  225,000
                                                      ==========     ==========
Cash paid for income taxes........................... $     --       $     --
                                                      ==========     ==========

NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital lease............... $   10,524     $     --
                                                      ==========     ==========
Stock issued in satisfaction of amounts due to
shareholder ......................................... $     --       $   40,000
                                                      ==========     ==========
Stock issued related to acquisition of subsidiary.... $     --       $   15,000
                                                      ==========     ==========


                See accompanying notes to the unaudited consensed
                        consolidated financial statements
                       e.NVIZION COMMUNICATIONS GROUP LTD.
                       -----------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                December 31, 2000

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

Note B:  Shareholders' equity
         --------------------

Common stock dividend
---------------------
On August 10, 2000, the Company's Board of Directors declared a three for one stock dividend, resulting in the distribution of two additional shares of common stock for each share of common stock held as of the record date (September 15, 2000). The unaudited condensed consolidated financial statements have been retroactively restated to reflect this transaction for all periods presented.

In July 2000, the Company issued 95,000 shares of its common stock to the holder of the Company's subsidiary's note payable as consideration for partial payment of principal payments due under the note.

During the three months ended September 30, 2000, the Company had the following transactions (all issuances have been restated to reflect the three for one stock dividend mentioned above):

Issued 285,000 shares of its common stock as payment for interest, forbearance fees and legal fees related to the Company's subsidiary's note payable. The transaction was valued at the market value of the Company's common stock on date of grant.

Issued 1,125,000 shares of its common stock as payment for consulting services to be provided in the future. The transaction was valued at the market value of the common stock on date of grant and has been recorded as deferred compensation. The Company will record the compensation expense as the services are rendered.

Issued 4,620,000 shares of its common stock to the Company's officers and directors for payment of services. The transaction was valued at the market value of the common stock on date of grant.

Issued 150,000 shares of its common stock to acquire stock of Screen Telephony Services, Inc. n/k/a e.NVIZION COMMUNICATIONS LTD. The transaction was valued at the market value of the common stock on date of grant and has been recorded as an investment, at cost.

In October 2000, the Company issued 500,000 shares of its common stock as payment for interest, forbearance fees and legal fees related to the Company's subsidiary's note payable. The transaction was valued at the market value of the common stock on date of grant.

In December 2000, the Company issued 1,500,000 shares of its common stock to the former preferred shareholder as payment for unpaid interest due to the shareholder as per the preferred shareholder/conversion agreement.

Note C:  Extension of note payable
         -------------------------

During November 2000, the Company's subsidiary completed negotiations with its note holder to extend the terms of the original note. The new/replacement note in exchange for the original note in the principal amount of $1,000,000, together with interest at the rate of ten percent per year, will be payable beginning with principal installments of $250,000 plus accrued interest on January and March 2001. Principal installments of $125,000 plus accrued interest will be payable on May, July, September and November 2001. This extension was modified, see note D, subsequent event.

A monthly forbearance fee will be paid to the holder in the amount of $10,000 beginning November 2000 and monthly thereafter through February 2001. An extension/modification fee will be paid in the form of the Company issuing 500,000 shares of its restricted common stock to the holder.

The replacement note will be secured by a collateral assignment of certain of the Company's subsidiary's account receivables and a security interest in certain fixed assets of the Company's subsidiary.

Note D:  Subsequent event
         ----------------

On January 31, 2001, the terms of the extension of the aforementioned note payable were further modified. The note together with accrued and unpaid interest was converted to 2,000,000 shares of the Company's six percent $1.00 Series B Preferred Stock. The Company has the option until January 1, 2002 to redeem the preferred stock for $.65 per share. The Company also has the option to redeem the preferred stock for $.75 per share no later than July 1, 2002 in the event the stock is not redeemed by January 1, 2002. On January 1, 2003, the holder has the right to mandate redemption at $1.00 per share or to convert the preferred shares to common shares of the Company. The conversion rate is one for one, or at a rate that approximates the greater cash-equivalent value as of the mandatory redemption date. Dividends are to be paid at the rate of $10,000 per month commencing on February 15, 2001 and on the same date each month thereafter. In the event of the Company's failure to pay the dividends, the holder would be entitled to all rights and remedies available at law on account of such default. The preferred stock has liquidation preferences over any holders of the Company's common stock.

In consideration of the conversion of the note to the preferred stock, the holder of the note was issued 600,000 shares of the Company's common stock. The Company's obligation to pay dividends and/or to redeem the preferred stock for cash are guaranteed by the Company's subsidiary, e.NVIZION WEB SOLUTIONS LTD. The subsidiary guaranty is secured by the pledge of certain of the subsidiary's assets.


PART I. -- ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS

INTRODUCTION

     The financial information discussed below is from the unaudited Consolidated Financial Statements of e.NVIZION COMMUNICATIONS GROUP LTD. ("e.NVIZION") included in this Form 10-QSB. This information should be read in conjunction with those Statements and the Notes thereto. Also of critical importance, is to read the Statements and Notes and the following discussion in the context that: (1) in the quarter ended December 31, 1999, we were still a "development stage company," which had no operations and no revenue from operations; and (2) the Statements include both capitalized and non-capitalized extraordinary expenses related our February 29, 2000 acquisition of e.NVIZION WEB SOLUTIONS LTD. ("WEB SOLUTIONS"), which is our wholly-owned Internet service provider ("ISP") subsidiary.

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

     Subscription revenue is recognized over the period in which dial-up Internet Access is provided. The same is true for co-location services, dedicated Internet Access and Web Hosting services. Fee revenue for set-up services and Web page design services are recognized as those services are performed. We carry on our balance sheet an item entitled "unearned revenue," which represents prepaid customer subscriptions. As of December 31, 2000, unearned revenue was $230,242. "Teleco compensation revenue" is recognized monthly as reported by the providers of our leased telephone lines. Revenue is reported "net refunds and allowances," it being our policy to refund prepaid subscriptions for whole months in which we do not provide Internet access or Web hosting services. In addition, existing customers receive one month free access for each new customer they refer to us.

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

ACQUISITIONS

     Acquisitions have historically been and will continue to be a significant part of our growth strategy. During the quarter ended December 31, 2000, we continued negotiations toward the acquisition of the two Northeast ISPs. Management hopes to be able announce the execution of new Letters of Intent and/or formal contracts for the acquisition of these two ISPs in the very near future. The Company continues identifying and investigating potential ISP acquisition candidates in the Northeast.

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTERS ENDED DECEMBER 31, 1999 AND 2000

     Revenue. Revenue from operations increased from $0 for the quarter ended December 31, 1999 to $360,208 for the quarter ended December 31, 2000. The increase was exclusively due to the acquisition of WEB SOLUTIONS and the undertaking of its continued operations. We had approximately 10,000 customers at December 31, 2000 compared to -0- customers at December 31, 2000.

     Cost of Revenue. For the quarter ended December 31, 2000, cost of revenue increased by $116,033. We had no cost of revenue in the quarter ended December 31, 1999. The increase was exclusively due to the acquisition of WEB SOLUTIONS and the undertaking of its continued operations.

     Stock-based compensation, legal fees. For the quarter ended December 31, 2000, stock-based compensation, legal fees, increased by $28,050. We granted no comparable compensation in the quarter ended December 31, 1999. The increase was due to paying for certain legal fees incurred in connection the renegotiation, extension and modification of a certain note payable due from WEB SOLUTIONS with stock rather than cash in order to preserve our cash flow and resources for operations and capital expenditures.

     Stock-based compensation, consulting fees. For the quarter ended December 31, 2000, stock-based compensation, consulting fees, increased by $20,000. We granted no comparable compensation in the quarter ended December 31, 1999. The increase was due to paying certain consultants stock rather than cash for their services in order to preserve our cash flow and resources for operations and capital expenditures.

     Depreciation and Amortization. For the quarter ended December 31, 2000, depreciation and amortization increased by $403,254 to $424,540. The increase was primarily due to the acquisition of WEB SOLUTIONS and the undertaking of its continued operations.

     General and administrative expenses. For the quarter ended December 31, 2000, general and administrative expenses increased by $128,117 to $208,753. The increase was primarily due to the acquisition of WEB SOLUTIONS and the undertaking of its continued operations.

     Interest expense. For the quarter ended December 31, 2000, interest expense decreased by $469,800 to $147,757. This decrease was primarily due the conversion of our Series A Preferred Stock on June 16, 2000, and, thus, the end of the recognition of its associated "[interest] accretion expense" charged to account for the former mandatory redemption provisions of that stock. Details regarding the conversion were reported in our Form 10-KSB for the year ended June 30, 2000. The former holder of the preferred stock remains entitled to a dividend at the rate of nine percent per year of the original stated value of the preferred stock ($225,000/yr.) until June 11, 2002.

     Interest income. For the quarter ended December 31, 2000, interest income decreased by $16,212 to $0. This decrease was due to the fact that as of the quarter ended December 31, 1999, we had cash reserves which were invested in marketable securities, while as of the quarter ended December 31, 2000, the entirety of our cash resources were employed in operations and capital expenditures.

     Net loss. We incurred a net loss and anticipate that we will continue to incur losses until sufficient revenues are generated to offset the substantial up-front expenditures (capital and non-capital) and operating costs associated with attracting and retaining additional customers whether by acquisition or organically, and the substantial up-front expenditures (capital and non-capital) necessary to build-out and deploy our planned transport network/data center infrastructure. For the quarters ended December 31, 2000 and 1999, we incurred net losses of $(584,925) and $(703,267), respectively. It should be noted, however, that $(590,347) or 100.92% of our net loss for the quarter ended December 31, 2000 was attributable to depreciation and amortization, stock-based compensation and interest expenses which were paid in the form of stock rather than cash (i.e., non-cash expenses). "EBITDA," i.e., Earnings before Income Taxes, Depreciation and Amortization, for the quarter ended December 31, 2000 was $(12,628).

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital at December 31, 2000 was $(1,025,381) compared to working capital of $2,140,617 at December 31, 1999. This change in working capital was due almost exclusively to the acquisition of WEB SOLUTIONS and the undertaking of its continued operations. A significant portion of our current working capital deficit is attributable to the principal balance due under a note payable assumed by WEB SOLUTIONS when it acquired certain liabilities of the former owner of the assets of XZ HOLDINGS LTD. (formerly, A-Z NET. COM, INC.). Included in those liabilities was a note payable for $1,300,000, of which the then principal balance of $1,000,000 was due November 1, 2000. In November 2000, we completed negotiations with the note holder to extend the note beyond November 1, 2000. A new/replacement note in exchange for the original note in the principal amount of $1,000,000, together with interest at the rate of ten percent per year, was to be payable beginning with principal installments of $250,000 plus accrued interest in January and March 2001. Principal installments of $125,000 plus accrued interest were then to be payable in May, July, September and November 2001. As of December 31, 2000, WEB SOLUTIONS was current in its obligations under the note, and the principal balance due under the note was $1,000,000.

     In January 2001, we completed further negotiations with the note holder. As a result of these negotiations, the note together with accrued and unpaid interest was converted to 2,000,000 shares of our six percent $1.00 Series B Preferred Stock. We have the option until January 1, 2002 to redeem the preferred stock for $.65 per share. We also have the option to redeem the preferred stock for $.75 per share no later than July 1, 2002 in the event the stock is not redeemed by January 1, 2002. On January 1, 2003, the preferred stockholder has the right to mandate redemption at $1.00 per share or to convert the preferred shares into our common stock. The conversion rate is one for one, or at a rate that approximates the greater cash-equivalent value as of the mandatory redemption date. Dividends are to be paid at the rate of $10,000 per month commencing on February 15, 2001 and on the same date each month thereafter. If we fail to pay the required dividends as scheduled, the preferred stockholder is entitled to all rights and remedies available at law as a result of the default. The preferred stock has liquidation preferences over any holders of our common stock. In consideration of the conversion of the note to the preferred stock, we issued 600,000 shares of our common stock to the preferred stockholder. Our obligation to pay dividends and/or to redeem the preferred stock for cash are guaranteed by WEB SOLUTIONS. The subsidiary company's guaranty is secured by the pledge of certain of its assets.

     The development and expansion of our business will require substantial capital investment for the design, procurement and construction of our planned transport network/data center infrastructure. Outside of the acquisition of WEB SOLUTIONS, capital expenditures were negligible in the quarters ended December 31, 1999 and 2000. We expect capital expenditures to be significantly higher in future periods.

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