Form 10QSB
period 2001-03-31
ENVIZION COMMUNICATIONS GROUP LTD
filed 2001-06-26
CIK 803265

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2001.

Commission file number 0-15992

                       e.NVIZION COMMUNICATIONS GROUP LTD.
        (Exact name of small business issuer as specified in its charter)

         Colorado                                                84-1031311
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1000 Sibley Centre,
25 Franklin Street                                                 14604
Rochester, NY                                                    (Zip Code)
(Address of principal executive offices)

                                 (716) 262-2485
                           (Issuer's telephone number)

                                 Not applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __   No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     As of June 22, 2001, 47,600,288 shares of common stock were outstanding.

                                      INDEX

PART I  FINANCIAL INFORMATION.................................................4

  Item 1.  Financial Statements...............................................4
      Condensed Consolidated Balance Sheets
      as of March 31, 2001....................................................4

      Condensed Consolidated Statements of Operations for the quarter and nine months periods ended March 31, 2001 and 2000.......................5

      Condensed Consolidated Statements of Cash Flows for the
      nine months periods ended March 31, 2001 and 2000.......................6

      Notes to Condensed Consolidated Financial Statements....................7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................10

PART II   OTHER INFORMATION...................................................18
     Items 1 through Items 6..................................................18

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

     o    we may not be able to obtain needed financing;

     o    we may lose customers or fail to grow our customer base;

     o we may not be able to sustain our current growth or to successfully integrate new customers or assets obtained through acquisitions;

     o    we may fail to compete with existing and new competitors;

     o we may not adequately respond to technological developments impacting the Internet;

     o we may fail to implement proper security measures to protect our network from inappropriate use, which could overload our network's capacity and cause us to experience a major system failure; and

     o we may issue a substantial number of shares of our common stock, thereby causing significant dilution in the value of your investment.

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



PART I - ITEM 1 FINANCIAL STATEMENTS


                            e.NVIZION COMMUNICATIONS GROUP LTD.
                            -----------------------------------
                           CONDENSED CONSOLIDATED BALANCE SHEET
                                      March 31, 2001
                                          ASSETS
                                        (UNAUDITED)

CURRENT ASSETS
    Cash and cash equivalents ..............................................   $    44,805
    Accounts receivable, net of $37,000 allowance for doubtful accounts ....       511,637
    Due from related party .................................................       250,285
    Deferred tax asset .....................................................        12,000
    Prepaid expenses .......................................................        10,822
                                                                               -----------
                                                        TOTAL CURRENT ASSETS       829,549

PREFERRED STOCK ISSUANCE COSTS, NET ........................................        34,240

INTANGIBLE ASSET ...........................................................        59,350

CUSTOMER LIST, net of $1,820,134 accumulated amortization ..................     2,720,687

PROPERTY & EQUIPMENT, net of $272,918 accumulated depreciation .............       717,233
                                                                               -----------
                                                                               $ 4,361,059
                                                                               ===========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable .......................................................   $   302,800
    Accrued expenses .......................................................        55,789
    Unearned revenue .......................................................       330,480
    Interest payable .......................................................        56,250
    Current portion of note payable ........................................        27,170
    Current portion of capital leases payable ..............................       114,048
    Line of credit .........................................................        10,000
    Due to related party ...................................................        70,938
                                                                               -----------
                                                   TOTAL CURRENT LIABILITIES       967,475

NOTES  PAYABLE .............................................................        25,113

CAPITAL LEASES PAYABLE .....................................................        77,927
                                                                               -----------
                                                          TOTAL  LIABILITIES     1,070,515

REDEEMABLE PREFERRED STOCK
    Series B preferred stock, no par value, 2,000,000 shares authorized;
      2,000,000 ($1.00 stated value), shares issued and outstanding
      recorded at fair value, includes $87,000 accrued accretion ...........     1,087,000

    e.NVIZION COMMUNICATIONS LTD.:
    Series A preferred stock, no par value, 1,500,000 shares authorized;
      1,437,946 ($1.00 stated value), shares issued and outstanding
      recorded at fair value, includes $85,107 accrued accretion ...........       246,443

MINORITY INTEREST IN SUBSIDIARY ............................................         6,922

SHAREHOLDERS' EQUITY
    Preferred stock, no par value, 18,000,000 shares authorized;
      -0-shares issued and outstanding .....................................          --
    Common stock, $.0001 par value; 150,000,000 shares authorized;
      47,600,288 shares issued and outstanding .............................         4,760
    Additional paid in capital .............................................     9,480,745
    Deferred stock compensation ............................................      (386,719)
    Accumulated deficit ....................................................    (7,148,607)
                                                                               -----------
                                                  TOTAL SHAREHOLDERS' EQUITY     1,950,179
                                                                               -----------
                                                                               $ 4,361,059
                                                                               ===========

                    See accompanying notes to the unaudited condensed
                            consolidated financial statements


                                             e.NVIZION COMMUNICATIONS GROUP LTD.
                                             -----------------------------------
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)


                                                                       For the Three Months Ended      For the Nine Months Ended
                                                                                 March 31,                       March 31,
                                                                      ----------------------------    ----------------------------
                                                                           2001            2000            2001            2000
                                                                      ------------    ------------    ------------    ------------

REVENUE ...........................................................   $    440,694    $    112,399    $  1,144,219    $    112,399

COSTS AND EXPENSES
   Cost of revenue ................................................        124,232          33,636         345,308          33,636
   Stock-based compensation, officers and directors ...............          2,460            --         1,013,085
   Stock-based compensation, legal fees ...........................           --              --            92,715            --
   Stock-based compensation, consulting fees ......................         13,332            --            53,332            --
   Stock-based compensation, G&A ..................................         46,619            --            46,619            --
   Depreciation and amortization ..................................        440,486         153,967       1,290,150         196,539
   General and administrative .....................................        289,024         116,974         693,467         223,690
                                                                      ------------    ------------    ------------    ------------
                                           TOTAL COSTS AND EXPENSES        916,153         304,577       3,534,676         453,865
                                                                      ------------    ------------    ------------    ------------
                             NET LOSS BEFORE OTHER INCOME (EXPENSE)       (475,459)       (192,178)     (2,390,457)       (341,466)

OTHER INCOME (EXPENSE)
   Interest expense ...............................................        (72,965)       (123,819)       (354,870)       (348,819)
   Interest income ................................................           --             1,776               2          38,802
   Acretion of beneficial conversion feature of preferred stock ...       (172,107)       (505,057)       (172,107)     (1,790,657)
   Realized gain on investments ...................................           --              --              --             3,062
                                                                      ------------    ------------    ------------    ------------
                                  NET LOSS BEFORE MINORITY INTEREST       (720,531)       (819,278)     (2,917,432)     (2,439,078)
   Minority interest share of net loss ............................         36,135            --            36,135            --
                                                                      ------------    ------------    ------------    ------------
                                       NET LOSS BEFORE INCOME TAXES       (684,396)       (819,278)     (2,881,297)     (2,439,078)

INCOME TAXES ......................................................           --              --              --              --
                                                                      ------------    ------------    ------------    ------------
                                                           NET LOSS   $   (684,396)   $   (819,278)   $ (2,881,297)   $ (2,439,078)
                                                                      ============    ============    ============    ============


NET LOSS PER COMMON SHARE:
   Basic and diluted ..............................................   $      (0.01)   $      (0.03)   $      (0.06)   $      (0.10)
                                                                      ============    ============    ============    ============

SHARES USED FOR COMPUTING NET LOSS PER COMMON SHARE:
   Basic and diluted ..............................................     46,955,859      30,100,284      46,314,636      25,633,620
                                                                      ============    ============    ============    ============

Shares retroactively restated for 3:1 split



                                      See accompanying notes to the unaudited condensed
                                              consolidated financial statements


                                       e.NVIZION COMMUNICATIONS GROUP LTD.
                                       -----------------------------------
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                                  For the Nine Months Ended March 31,
                                                                                  -----------------------------------
                                                                                         2001           2000
                                                                                      -----------    -----------
OPERATING ACTIVITIES
                                                     NET CASH PROVIDED BY (USED IN)
                                                               OPERATING ACTIVITIES       111,769         (3,293)
                                                                                      -----------    -----------

INVESTING ACTIVITIES
    Cash paid in acquisition of subsidiary ........................................          --       (1,878,519)
    Cash received in acquisition of subsidiary ....................................        40,683           --
    Cash paid for equipment .......................................................       (62,502)          --
                                                                                      -----------    -----------
                                                                   NET CASH USED IN
                                                               INVESTING ACTIVITIES       (21,819)    (1,878,519)
                                                                                      -----------    -----------

FINANCING ACTIVITIES
    Principal payments on capital leases ..........................................       (13,647)          --
    Principal payments on note payable ............................................       (44,489)          --
                                                                                      -----------    -----------
                                                                 NET CASH (USED IN)
                                                               FINANCING ACTIVITIES       (58,136)          --
                                                                                      -----------    -----------

NET CHANGE IN CASH ................................................................        31,814     (1,881,812)
Cash, beginning ...................................................................        12,991      2,211,784
                                                                                      -----------    -----------
Cash, ending ......................................................................   $    44,805    $   329,972
                                                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ............................................................   $   161,320    $   339,369
                                                                                      ===========    ===========
Cash paid for income taxes ........................................................   $      --      $      --
                                                                                      ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital lease ............................................   $    10,524    $      --
                                                                                      ===========    ===========
Leasehold improvements acquired with issuance of note payable .....................   $    17,955    $      --
                                                                                      ===========    ===========
Principal payments on subsidiary note paid with issuance of common stock ..........   $    20,000    $      --
                                                                                      ===========    ===========
Stock issued in satisfaction of amounts due to shareholder ........................   $      --      $    40,000
                                                                                      ===========    ===========
Common stock issued related to acquisition of subsidiary ..........................   $    79,469    $ 1,965,000
                                                                                      ===========    ===========
Manditorily redeemable preferred stock issued related to acquisition of subsidiary    $   161,336    $      --
                                                                                      ===========    ===========
Stock issued  as payment for preferred stock issuance costs .......................   $    37,500    $      --
                                                                                      ===========    ===========


                                See accompanying notes to the unaudited condensed
                                        consolidated financial statements

                                                       6

                       e.NVIZION COMMUNICATIONS GROUP LTD.
                       -----------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 2001


Note A: Basis of presentation
-----------------------------

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

Note B: Shareholders' equity
----------------------------

Common stock dividend
---------------------
On August 10, 2000, the Company's Board of Directors declared a three for one stock dividend, resulting in the distribution of two additional shares of common stock for each of share common stock held as of the record date (September 15, 2000). The unaudited condensed consolidated financial statements have been retroactively restated to reflect this transaction for all periods presented.

In July 2000, the Company issued 95,000 shares of its common stock to the holder of the Company's subsidiary's (e.NVIZION WEB SOLUTIONS LTD.) note payable as consideration for partial payment of principal payments due under the note.

During the three months ended September 30, 2000, the Company had the following transactions (all issuances have been restated to reflect the three for one stock dividend mentioned above):

Issued 285,000 shares of its common stock as payment for interest, forbearance fees and legal fees related to the Company's subsidiary's (e.NVIZION WEB SOLUTIONS LTD.) note payable. The transaction was valued at the market value of the Company's common stock on date of grant.

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

Issued 150,000 shares of its common stock to acquire 100 percent of the capital stock of Screen Telephony Services, Inc. n/k/a e.NVIZION COMMUNICATIONS LTD. The transaction was valued at the market value of the common stock on date of grant and has been recorded as an investment, at cost.

In October 2000, the Company issued 500,000 shares of its common stock as payment for interest, forbearance fees and legal fees related to the Company's subsidiary's (e.NVIZION WEB SOLUTIONS LTD.) note payable. The transaction was valued at the market value of the common stock on date of grant.

In December 2000, the Company issued 1,500,000 shares of its common stock to its former preferred shareholder a payment for unpaid interest due to the shareholder as per the preferred shareholder/conversion agreement.

Note C: Extension and conversion of note payable
------------------------------------------------

During November 2000, the Company's subsidiary, e.NVIZION WEB SOLUTIONS LTD., completed negotiations with its note holder to extend the terms of the original note. The new/replacement note in exchange for the original note in the principal amount of $1,000,000, together with interest at the rate of ten percent per year, was payable beginning with principal installments of $250,000 plus accrued interest on January and March 2001. Principal installments of $125,000 plus accrued interest were payable on May, July, September and November 2001. On January 31, 2001, the terms of the extension of the aforementioned note payable were modified. The note together with accrued and unpaid interest was converted to 2,000,000 shares of the Company's six percent $1.00 Series B Mandatorily Redeemable Preferred Stock. The Company has the option until January 1, 2002 to redeem the preferred stock for $.65 per share. The Company also has the option to redeem the preferred stock for $.75 per share no later than July 1, 2002 in the event the stock is not redeemed by January 1, 2002. On January 1, 2003, the holder has the right to mandate redemption at $1.00 per share or to convert the preferred shares to common shares of the Company. The conversion rate is one for one, or at a rate that approximates the greater cash-equivalent value as of the mandatory redemption date. Dividends are to be paid at the rate of $10,000 per month commencing on February 15, 2001 and on the same date each month thereafter. Dividend payments of $10,000 made during the three months ended March 31, 2001 have accordingly been charged to interest expense, as the preferred stock is mandatorily redeemable and therefore is characteristic of convertible debt. In the event of the Company's failure to pay the dividends, the holder would be entitled to all rights and remedies available at law on account of such default. The preferred stock has liquidation preferences over any holders of the Company's common stock.

In consideration of the conversion of the note to the preferred stock, the holder of the note was issued 600,000 shares of the Company's common stock. Those shares were valued at $37,500, based on the market value of the Company's common stock of $.0625 per share as of the date of issuance. The cost has been recorded as Preferred Stock Issuance costs. Amortization of the costs for the three months ended March 31, 2001 was $3,260. The Company's obligation to pay dividends and/or to redeem the preferred stock for cash are guaranteed by the Company's subsidiary, e.NVIZION WEB SOLUTIONS LTD. The subsidiary guaranty is secured by the pledge of certain of the subsidiary's assets.

Note D: Acquisition of E-Znet
-----------------------------

On March 19, 2001, the Company's (82.76 percent owned) subsidiary, e.NVIZION COMMUNICATIONS LTD., issued 7,082,873 shares of its common stock and 1,437,946 shares of its Series A Mandatorily Redeemable Preferred Stock in exchange for
96.36 percent of the outstanding common stock of E-Znet Incorporated, a New York corporation n/k/a eNVIZION INTERNET SOLUTIONS GROUP LTD. As the subsidiary's common and preferred stock had no readily determinable market value, the transaction was valued at the fair value of the net assets received from E-Znet Incorporated. At March 19, 2001, the fair value of the net assets of E-Znet Incorporated was $249,902. Therefore e.NVIZION COMMUNICATIONS LTD.'s 96.36 percent acquisition of those assets was valued at $240,806. The preferred stock issued in the transaction is to be 100 percent redeemed by October 31, 2001 at its stated $1.00 per share value or $1,437,946.

The following unaudited pro forma condensed consolidated statement of operations gives effect to the acquisition of E-Znet Incorporated by the Company's subsidiary, e.NVIZION COMMUNICATIONS LTD. as if it had occurred at the beginning of the period presented. The unaudited pro forma condensed consolidated statement of operations is not necessarily indicative of results of operations had the acquisition occurred at the beginning of the periods presented nor of results to be expected in the future.


                         PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                           For the nine months ended March 31, 2001 (Unaudited)

                                                                                                   Pro forma
                                                    e.NVIZION         E-Znet      Adjustments     Consolidated
                                                  ------------    ------------    ------------    ------------
Revenues ......................................   $  1,144,219    $  2,082,369         (85,793)   $  3,140,795
Operating expenses ............................     (3,534,676)     (2,108,281)         91,034      (5,551,923)
(Loss) income from operations .................     (2,390,457)        (25,912)          5,241      (2,411,128)
Interest expense ..............................       (354,870)        (20,990)            697        (375,163)
Interest income ...............................              2            --              --                 2
Acretion of maditorily redeemable PS ..........       (172,107)           --        (1,276,610)     (1,448,717)
Minority share of net loss ....................         36,135            --           183,953         220,088
Provision for income taxes ....................           --            (3,018)          3,018            --
Net (loss) income .............................     (2,881,297)        (49,920)     (1,083,701)     (4,014,918)
Net (loss) income per share - basic and diluted   $      (0.06)   $      (0.07)                   $      (0.09)
Basic and diluted weighted shares outstanding .     46,314,636         687,000        (687,000)     46,314,636

Pro forma adjustments
---------------------
The adjustment of $1,276,610 is the additional pro forma accretion of the mandatorily redeemable preferred stock issued by the Company's subsidiary, e.NVIZION COMMUNICATIONS LTD. as part of the payment for the net assets of E-Znet Incorporated. The remaining adjustments represent the elimination of numbers for the period from March 19, 2001 through March 31, 2001 that are included in the numbers for both companies and the $283,953 net effect of the minority interest share of the increase in pro form net loss. The common shares outstanding for the Company are not changed as the common shares issued in the transaction were common shares of e.NVIZION COMMUNICATIONS LTD. The unaudited pro forma condensed consolidated financial information does not show any adjustments for a change in the income tax benefit as the total pro forma consolidated benefit for income taxes would be offset by any valuation allowance due to any deferred tax asset derived from net operating losses. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.


PART I. -- ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS

INTRODUCTION

     The financial information discussed below is from the unaudited Consolidated Financial Statements of e.NVIZION COMMUNICATIONS GROUP LTD. ("e.NVIZION") included in this Form 10-QSB. This information should be read in conjunction with those Statements and the Notes thereto. Also of critical importance, is to read the Statements and Notes and the following discussion in the context that: (1) in the quarter ended March 31, 2000, we had just transitioned from being a "development stage company" to an "operating company," having, on February 29, 2000, acquired e.NVIZION WEB SOLUTIONS LTD. ("WEB SOLUTIONS"), which is our wholly-owned Internet service provider ("ISP") subsidiary based in Syracuse, New York; (2) on March 19, 2001, our 82.76%-owned subsidiary, e.NVIZION COMMUNICATIONS LTD. ("COMMUNICATIONS"), acquired 96.36% of E-Znet Incorporated, now known as eNVIZION INTERNET SOLUTIONS GROUP LTD. ("eNVIZION INTERNET"), an ISP based in Rochester, New York; and (3) the Statements include both capitalized and non-capitalized extraordinary costs, expenses and other items related to both of the above-identified acquisitions.

REVENUE

     Through our operating ISP subsidiaries, WEB SOLUTIONS and eNVIZION INTERNET, we derive revenue primarily from subscriptions and set-up fees charged to individuals and small businesses for dial-up access to the Internet, including, in Rochester, New York, high speed dial-up access using digital subscriber line ("DSL") technology. Subscription and set-up fees vary by billing plan within our subscriber base. We also earn revenue by providing co-location services, dedicated Internet access, and Web hosting and Web page design services. Finally, we earn revenue in the form of "reciprocal compensation" from the providers of our leased, dial-up telephone lines, which is based on the number of minutes our customers use those lines.

     Subscription revenue is recognized over the period in which dial-up Internet Access is provided. The same is true for co-location services, dedicated Internet Access and Web Hosting services. Fee revenue for set-up services and Web page design services are recognized as those services are performed. We carry on our balance sheet an item entitled "unearned revenue," which represents prepaid customer subscriptions. As of March 31, 2001, unearned revenue was $330,480. "Teleco compensation revenue" is recognized monthly as reported by the providers of our leased telephone lines. Revenue is reported "net refunds and allowances," it being our policy to refund prepaid subscriptions for whole months in which we do not provide Internet access or Web hosting services. In addition, existing customers receive one month free access for each new customer they refer to us.

     We do not anticipate any adverse change in existing revenue. WEB SOLUTIONS' basic rates for dial-up Internet access and Web hosting are $9.95/mo. (unlimited access, no set-up fee, four e-mail addresses, 10mb of "our domain" web space) and $19.95/mo. ($50 one-time set-up fee, 25mb of web space, two e-mail addresses), respectively. In the Upstate New York market we serve, we believe these are the lowest rates available for dial-up Internet access other than "free," and also for Web hosting. These rates are substantially less than the rate charged by national/larger ISPs, e.g., America Online charges $23.95/mo. for dial-up Internet access. In areas we target for marketing outside the area currently served by eNVIZION INTERNET, we will market basic dial-in service at $9.95/mo.

     eNVIZION INTERNET's basic rate for dial-in Internet access is $20.00/mo. (unlimited access, no set-up fee and four e-mail addresses). eNVIZION INTERNET offers DSL (high speed dial-in) access at the rate of $29.95/mo. without Internet access and at the rate of $39.95/mo. with Internet access. There is a one-time set-up fee of $50.00. These rates are competitive, and less than rates for high speed access charged by the local cable providers with whom eNVIZION INTERNET competes. Rates for commercial ("business") DSL plus Internet service range from $130.00/mo. to $300.00/mo. based on each customer's bandwidth requirements. Commercial set-up fees also vary.

     eNVIZION INTERNET offers a wide range of Web hosting services, ranging from its "FastSite" offering at $15.00/mo., $20.00 one-time set-up fee, for 25mb of Web space and five POP 3 e-mail accounts, to its "e-commerce offering" at $100.00/mo., $100.00 one-time set-up fee, for 100mb of Web space, e-commerce capability, up to five streaming media sub-applications and ten POP 3 e-mail addresses. eNVIZION INTERNET also offers Web design services, individually priced per project, utilizing a design team which includes programming and graphic design personnel.

     We intend to introduce eNVIZION INTERNET's DSL services and wider range of Web hosting and design services to the footprint served by WEB SOLUTIONS, and in the areas we target for marketing outside our "combined" footprint.

     We do, on the other hand, anticipate that teleco ("reciprocal") compensation revenue will decline over time as a result of the re-negotiation of interconnect and reciprocal compensation agreements under existing reinterpretations of The Telecommunications Act of 1996. We anticipate that our strategy to become a facilities-based Competitive Local Exchange Carrier ("CLEC") in the areas we offer dial-up Internet access, will, as a result of cost savings and the creation of other sources of "teleco" revenue, offset the anticipated decline in teleco ("reciprocal") compensation revenue.

     Our strategy to increase revenue is four fold: (1) Aggressively pursue our acquisition strategy which is discussed in detail elsewhere in this Form 10-QSB.
(2) Aggressively pursue the deployment of broadband Internet access technology and infrastructure so as to be able to offer higher-margin Internet access and other broadband services. (3) Aggressively pursue the deployment of our own fiber backbone transport and data center network, which is currently being designed, so as to be able to offer a full suite of bundled and unbundled communications and Internet services to both existing ISP customers and new "ICP" customers ("ICP" is the acronym for Integrated Communications Provider).
(4) While the build-out and ramp-up of strategies "(2)" and "(3)" proceed, aggressively market our low cost/high value existing ISP services to potential customers in our Upstate New York market.

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

ACQUISITIONS

     Acquisitions have historically been and will continue to be a significant part of our growth strategy. During the quarter ended March 31, 2001, we acquired 96.36% of E-Znet Incorporated, now known as eNVIZION INTERNET SOLUTIONS GROUP LTD. ("eNVIZION INTERNET"), an ISP based in Rochester, New York with approximately 11,000 customers. We also continued negotiations toward the acquisition of another ISP located in Upstate, New York. Management hopes to be able announce the execution of a new Letter of Intent and/or a formal contract for the acquisition of this third ISP in the very near future. The Company continues identifying and investigating potential ISP acquisition candidates in the Northeast.

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2000 AND
2001

     Revenue. Revenue from operations increased from $112,399 for the quarter ended March 31, 2000 to $440,694 for the quarter ended March 31, 2001. The increase reflects the reporting of three months versus one month of WEB SOLUTIONS' operations, and approximately two weeks of eNVIZION INTERNET's operations. We had approximately 21,000 customers at March 31, 2001 compared to 10,000 customers at March 31, 2000.

     Cost of Revenue. Cost of revenue increased from $33,636 for the quarter ended March 31, 2000 to $124,232 for the quarter ended March 31, 2001. The increase reflects the reporting of three months versus one month of WEB SOLUTIONS' operations, and approximately two weeks of eNVIZION INTERNET's operations.

     Stock-based compensation, officers and directors. For the quarter ended March 31, 2001, stock-based compensation, officers and directors, increased by $2,460. We granted no comparable compensation in the quarter ended March 31, 2000. The increase was due to compensating certain of our directors and officers with stock rather than cash for their services in order to preserve our cash flow and resources for operations and capital expenditures.

     Stock-based compensation, consulting fees. For the quarter ended March 31, 2001, stock-based compensation, consulting fees, increased by $13,332. We granted no comparable compensation in the quarter ended March 31, 2000. The increase was due to paying certain consultants stock rather than cash for their services in order to preserve our cash flow and resources for operations and capital expenditures.

     Stock-based compensation, G&A. For the quarter ended March 31, 2001, stock-based compensation, G&A, increased by $46,619. We granted no comparable compensation in the quarter ended March 31, 2000. The increase was due to compensating employees and vendors of WEB SOLUTIONS with stock rather than cash for their services and "hardships" associated with combining the operations of WEB SOLUTIONS and eNVIZION INTERNET in order to preserve our cash flow and resources for operations and capital expenditures.

     Depreciation and Amortization. For the quarter ended March 31, 2001, depreciation and amortization increased by $286,519 to $440,486. The increase reflects the acquisition of WEB SOLUTIONS and eNVIZION INTERNET, and the undertaking of their continued operations.

     General and administrative expenses. For the quarter ended March 31, 2001, general and administrative expenses increased by $172,050 to $289,024. The increase reflects the reporting of three months versus one month of WEB SOLUTIONS' operations, and approximately two weeks of eNVIZION INTERNET's operations.

     Interest expense. For the quarter ended March 31, 2001, interest expense decreased by $50,854 to $72,965. This decrease was primarily due the conversion of our Series A Preferred Stock on June 16, 2000, and, thus, the end of the recognition of its associated "[interest] accretion expense" charged to account for the former mandatory redemption provisions of that stock. Details regarding the conversion were reported in our Form 10-KSB for the year ended June 30, 2000. The former holder of the preferred stock remains entitled to a dividend at the rate of nine percent per year of the original stated value of the preferred stock ($225,000/yr.) until June 11, 2002. Of the $72,965 reported interest expense, $20,000 was attributable to the extension and conversion of a former note payable due from WEB SOLUTIONS to Series B Preferred Stock of the Company, which transaction is reported in detail in Note C to the Company's Financial Statements.

     Interest income. For the quarter ended March 31, 2001, interest income decreased by $1,776 to $0. This decrease was due to the fact that as of the quarter ended March 31, 2000, we had cash reserves which were invested in marketable securities, while as of the quarter ended March 31, 2001, the entirety of our cash resources were employed in operations and capital expenditures.

     Accretion of beneficial conversion feature of preferred stock. For the quarter ended March 31, 2001, accretion of beneficial conversion feature of preferred stock decreased by $332,950 to $172,107. This "net" decrease was the result of two significant events. First, and as noted above, the conversion of our Series A Preferred Stock on June 16, 2000, and, thus, the end of the recognition of its associated "[interest] accretion expense" charged to account for the former mandatory redemption provisions of that stock. Taken alone, this would have resulted in a "moving forward" expense of -$0-. Moving forward, however, this expense will approximately "double" on a monthly basis to $344,214 in order to reflect the mandatory redemption feature of the Series A Preferred Stock issued by COMMUNICATIONS to the former shareholders of eNVIZION INTERNET in the transaction by which the former acquired the latter. This transaction is reported in detail in Note D to the Company's Financial Statements.

     Net loss. We incurred a net loss and anticipate that we will continue to incur losses until sufficient revenues are generated to offset the substantial up-front expenditures (capital and non-capital) and operating costs associated with attracting and retaining additional customers whether by acquisition or organically, and the substantial up-front expenditures (capital and non-capital) necessary to build-out and deploy our planned transport network/data center infrastructure. For the quarters ended March 31, 2001 and 2000, we incurred net losses of $684,396 and $819,278, respectively. It should be noted, however, that $(502,897) or 73.48% of our net loss for the quarter ended March 31, 2001 was attributable to depreciation and amortization, and stock-based compensation (i.e., non-cash expenses). "EBITDA," i.e., Earnings before Interest Taxes, Depreciation and Amortization, for the quarter ended March 31, 2001 was $(34,973).

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital at March 31, 2001 was $(137,926) compared to working capital of $(761,899) at March 31, 2000. Working capital is gradually improving as a result of the restructuring of debt and continuing improvements in operations. As the operations of WEB SOLUTIONS and eNVIZION INTERNET are consolidated, we expect further improvement as the benefits of economies of scale are realized. Most of the current improvement is attributable to the conversion of the principal balance due under a note payable assumed by WEB SOLUTIONS when it acquired certain liabilities of the former owner of the assets of XZ HOLDINGS LTD. (formerly, A-Z NET. COM, INC.) to preferred stock. This conversion transaction is reported in detail in Note C to the Company's Financial Statements.

     The development and expansion of our business will require substantial capital investment for the design, procurement and construction of our planned transport network/data center infrastructure. Outside of the acquisition of WEB SOLUTIONS and eNVIZION INTERNET, capital expenditures were negligible in the quarters ended March 31, 2001 and 2000. We expect capital expenditures to be significantly higher in future periods.

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

     We will seek additional capital before December 31, 2001, the timing of which will depend upon, among other things, market conditions. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments, including additional market developments and new opportunities in our industry. We may also need additional financing if: we alter the schedule, targets or scope of our transport network/data center rollout plan; our plans or projections change or prove to be inaccurate; or we acquire other companies or businesses. We may obtain additional financing through commercial bank borrowings, equipment financing or the private or public sale of equity or debt securities. We may be unable to raise additional capital on terms that we consider acceptable, that are within the limitations contained in our existing financing agreements or that will not impair our ability to develop our business. If we fail to raise sufficient funds, we may need to modify, delay or abandon some planned future expansion or expenditures, which, in turn, could have a material adverse effect on our business, prospects, financial condition and results of operations. We can not assure you we will be able to raise additional capital as necessary.

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

PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On January 31, 2001, the Company's subsidiary, e.NVIZION WEB SOLUTIONS LTD. ("WEB SOLUTIONS"), completed negotiations with the holder of a note payable in the then principal amount of $1,000,000 to convert that debt into equity. The note together with accrued and unpaid interest was converted to 2,000,000 shares of the Company's six percent $1.00 Series B Mandatorily Redeemable Preferred Stock. The Company has the option until January 1, 2002 to redeem the preferred stock for $.65 per share. The Company also has the option to redeem the preferred stock for $.75 per share no later than July 1, 2002 in the event the stock is not redeemed by January 1, 2002. On January 1, 2003, the holder has the right to mandate redemption at $1.00 per share or to convert the preferred shares into common shares of the Company. The conversion rate is one for one, or at a rate that approximates the greater cash-equivalent value as of the mandatory redemption date. Dividends on account of the preferred stock are to be paid at the rate of $10,000 per month commencing on February 15, 2001 and on the same date each month thereafter. Dividend payments of $10,000 made during the three months ended March 31, 2001 have accordingly been charged to interest expense, as the preferred stock is mandatorily redeemable and therefore is characteristic of convertible debt. In the event of the Company's failure to pay the dividends, the holder would be entitled to all rights and remedies available at law on account of such default. The preferred stock has liquidation preferences over any holders of the Company's common stock.

     In consideration of the conversion of the note into preferred stock, the holder of the note and parties related to it were issued a total of 600,000 shares of the Company's common stock. Those shares were valued at $37,500, based on the market value of the Company's common stock of $.0625 per share as of the date of issuance. The cost has been recorded as Preferred Stock Issuance costs. Amortization of the costs for the three months ended March 31, 2001 was $3,260. The Company's obligation to pay dividends and/or to redeem the preferred stock for cash are guaranteed by WEB SOLUTIONS. The subsidiary guaranty is secured by the pledge of certain of the subsidiary's assets.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER EVENTS

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 Stock Purchase Agreement by and between e.NVIZION COMMUNICATIONS LTD and the Shareholders of E-Znet Incorporated (filed as Exhibit
               10.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2001, and incorporated herein by reference).

     (b)  Reports on Form 8-K

          During the quarter for which this report is filed, e.NVIZION filed one report on Form 8-K dated March 19, 2001 which reported under Item 5 the acquisition of E-Znet Incorporated.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            e.NVIZION COMMUNICATIONS GROUP LTD.


DATE: June 25, 2001
                                            BY: /s/ Randy L. Phillips
                                            ------------------------------------
                                            Randy L. Phillips
                                            Chairman and Chief Executive Officer